Form 10KSB
period 1996-12-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1997-07-30
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)
|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.
|_|      Transition report under section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  for  the   transition   period  from   ____________   to
         _____________.

Commission file number                                                 000-21143

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

Nevada                                                               87-0545056
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

102 West 500 South, Suite 320
Salt Lake City, Utah                                                      84101
(Address of principal executive office)                               (Zip Code)

(Issuer's telephone number) (801) 328-5618

     Securities to be registered under
        Section 12(b) of the Act:
          Title of each class                    Name of each exchange on which
        Common Stock, Par Value $.01                     registered
                                                            None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ____ No X , and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the registrant's net revenue for its most recent fiscal year:  $0

The registrant's voting stock is not traded on any established public market, and the registrant has not issued any voting stock for cash consideration during the past 60 days. See "Market Price and Dividends on the Registrants Common Equity and Other Shareholder Matters." The Registrant recently issued shares of its Series A Preferred Stock. That transaction did not place any current value on the registrant's voting stock. See "Business and Properties - Description of the Company's Business" and "Certain Relationships and Related Transactions." As a result, the registrant is unable to determine the aggregate market value of its voting stock held by non-affiliates.

As of June 30, 1997,  3,645,833  shares of registrant's  Common Stock, par value
$.01 per share, and 2,397,732 shares of the registrant's Series A Preferred Shares, par value $.01 per share, were outstanding.

                     WIRELESS CABLE & COMMUNICATIONS, INC.
                                  June 30, 1997
                                   Form 10-KSB

PART I

                                   THE COMPANY

              Exact corporate name: Wireless Cable & Communications, Inc. State and date of incorporation: Nevada - July 23, 1995
Street address of principal office:  102 West 500 South, Suite 320
                                     Salt Lake City, Utah  84101
          Company telephone number:  (801) 328-5618
                   Fiscal year end:  December 31


                             BUSINESS AND PROPERTIES

     OVERVIEW

         The Company was formed to acquire, develop, operate and own majority interests in wireless high speed data transmission and reception, video conferencing, Internet access (collectively, "data services"), telephony services and wireless cable television systems located in emerging markets outside the United States. The Company holds or has the right to acquire wireless communications licenses or lease interests in five countries which have an aggregate population of approximately 43 million, including New Zealand, Venezuela, Costa Rica, Guatemala, and Panama (the "Market Countries"). The Company also expects to obtain additional cable licenses or lease rights in other emerging markets, primarily in Latin American.

         Within the Company's Market Countries, management has identified 11 medium and large cities (the "Target Markets") in which it intends to launch or expand wireless cable television and/or data service systems over the next 3 years. The Company believes a significant portion of that population can be served by line-of-sight ("LOS") transmissions. LOS transmission generally requires a direct, unobstructed transmission path from a central or cellularized transmitting antenna to an antenna located at the subscriber's location. The Company's system development plans will require substantial capital expenditures. There can be no assurance the Company will be able to acquire amounts (either through debt or equity fundings) sufficient to fund those capital expenditures. See "Profitability Milestones" and "Management's Discussion and Analysis of Certain Relevant Factors," below. If the Company is unable to secure significant additional debt or equity financing there can be no assurance that it be able to continue as a going concern.

         The Company believes many underdeveloped countries, particularly in Latin America, are experiencing rapid economic and population growth, as well as unparalleled demand for expanded television program and data services options. In contrast with the United States, where hardwire cable systems and telephone companies were the pioneers in meeting the demand for multi-channel subscription television and data services, the hardwire cable industry, telephone companies and wireless communications industries concurrently entered the market in these emerging growth markets. The Company estimates that wireless/hardwire cable television penetration of Latin American and New Zealand households is approximately 8% and .04% respectively, as compared to approximately 63% in the United States, and that wireless data services penetration in Latin America and New Zealand is also substantially lower than in the United States. The Company believes that, within 10 years, more than 30% of Latin American and New Zealand homes will subscribe to multi-channel cable television and satellite television services which are capable of delivering 50-150 channels of programming. During the same period, the Company believes that a significant percentage of the Latin American and New Zealand potential data service subscribers will subscribe to data services.

         In the Company's Latin American markets, current wireless/hardwire cable penetration is estimated at approximately 6% of television households, generally reflecting less developed national economies and slowly developing cable infrastructures. In New Zealand, broadband television services with significant channel capacity is in the beginning stages of development, despite a household television penetration rate of more than 95%. In its Market Countries, the Company believes that delivery by wireless cable of expanded multi-channel television programming has an inherent advantage due to the ease of lower cost at which subscribers can be added vis a vis hardwire cable television operations in the same regions.

         The Company believes it has several business, management and market strengths which will differentiate it from its competitors. These strengths include the following:

         Attractive Market Demographics. Each of the Market Countries has demographic and other characteristics the Company believes are favorable to the ownership and operation of multi-channel wireless cable and data services subscription systems, including limited affordable or unreliable entertainment and/or data services options, moderate medium income per capita, high television household penetration rates and low wireless/hardwire cable and data services penetration rates. In addition, television viewers in the Market Countries currently have limited off-air television options.

         Exclusive Rights in Markets. Local regulatory agencies typically grant one or two licenses per geographic area for a given GHz frequency range. This finite spectra allocation serves as a natural entry barrier to competition. The Company holds or has the right to acquire exclusive 28 GHz or 40 GHz wireless cable license rights in the majority of the Market Countries. Due to the broadband nature of the 28 GHz and 40 GHz technology platforms, management believes the Company will be able to provide numerous telecommunications services to its potential subscribers, including telephone and high speed data capabilities, multi-channel television services and internet access, video conferencing and interactive television.

         Limited Market Competition. The Company believes there is limited competition within the Market Countries that has the ability to provide similar data services and multi-channel television services at a price the Company believes will be competitive with the Company's pricing structure for its services. The Company believes it will be able to enter its Target Markets and quickly establish itself as the preferred broadcast telecommunications provider to mainstream consumer households and businesses.

         Managed Subscriber Penetration. The nature of the Company's wireless communications technology permits the buildout of markets in a more efficient and cost effective manner than the Company believes is capable in hardwire cable systems. Whereas a hardwire cable system requires the construction of a cable network from the headend facility to subscriber locations, often through areas where no viable subscriber base exists, a wireless communication system may broadcast directly to the subscriber locations or to a cellular rebroadcast facility that broadcasts to the subscriber locations. The Company believes that, at a penetration rate of approximately 20%, wireless communications systems can deliver cable television and data services at approximately one-third the cost per subscriber of hardwire cable systems.

         Strong Local Partners. The Company selects local partners within each of its local markets to assist it in its business operations in those markets. The Company generally selects financially strong local partners who are both influential and respected within their countries and who will work closely with the Company's senior management. Local partners play an active role in securing licenses and obtaining necessary regulatory approvals, assisting in arranging, identifying and evaluating opportunities for the Company's wireless projects, and providing local advocacy for the Company's business operations.

         The Company intends to employ a number of business strategies to achieve its objectives of acquiring, developing and operating wireless cable systems in the Market Countries. In general, the Company believes the Market Countries typically have less competition from alternate entertainment and communication formats and that wireless communications systems provide the most economical method of providing multi-channel television and data services subscription services to potential subscribers. The Company believes that, because it will be the first such service provider in many of the markets to provide competitively priced television packages offering over 30 program channels (including local marketing programming) with a high quality picture and reliable, secure and relatively inexpensive data services, the Company will be able to secure a significant subscriber base with a minimal subscriber turnover.

         Focus on High Subscriber Growth and Cash Flow. In order to achieve positive cash flow as soon as possible, the Company plans initially to develop markets in which it believes there is the most potential to generate significant subscriber growth. The Company believes these markets include the significant metropolitan areas within the Company's Market Countries, including, Caracas, Venezuela and Auckland, New Zealand, where the market areas have a denser population with a relatively high television ownership rate, greater demand for data services and more disposable income. The Company intends to construct and launch its wireless communications systems as soon as possible and achieve rapid penetration in the Target Markets by being the first provider of wireless data services and wireless multi-channel television subscription services. The Company initially intends to focus its developmental and marketing efforts within the Target Markets on subscribers for the Company's data services. Once the Target Markets are cash flow positive, the Company intends to focus on expanding its existing data services systems into the surrounding areas of its markets to maximize subscribers and penetration. The Company then intends to follow a similar pattern in marketing its multi-channel television services.

         Strategic Alliances. The Company has entered into strategic alliances with a number of companies and entities already active in the Latin American and South American utilities and communications markets. One of its principal strategic alliances is with FondElec Group, Inc. ("FondElec"), a Delaware corporation, which, together with its affiliates, currently owns, operates and invests in a number of electrical and other utilities in South American and Latin American countries. FondElec is one of the Company's shareholders and, together with the Company, has formed LatinCom, Inc. ("LatinCom"), a Delaware corporation. LatinCom was formed to acquire, own and operate wireless cable and other communication rights in Brazil, Peru, Mexico and Argentina.

     B.   DESCRIPTION OF THE COMPANY'S BUSINESS.

         As of December 31, 1996, the Company holds or has the right to acquire wireless communications licenses or lease interests in five markets having an aggregate population of approximately 43 million people. These markets, the Market Countries, include New Zealand, Venezuela, Costa Rica, Guatemala, and Panama. The Company is also seeking wireless cable licenses or lease rights in other markets on its own behalf and through LatinCom, its joint venture corporation with FondElec Group, Inc. The Company's current interests in the Market Countries include a contractual right to acquire one operating system, which is located in Caracas, Venezuela (the "Operating System"). The Operating System has approximately 1,280 subscribers. The Company holds or intends to acquire a contractual right to majority economic interest positions in all of its markets. In certain markets where government regulations prohibit foreign control of licenses or other aspects of the Company's business operations, the Company has attempted to acquire minority interests in those entities in a manner which it believes will provide it with significant management influence.

         Assuming the availability of sufficient debt or equity financing (in the approximate amount of $10 million, exclusive of the cost of acquiring the lessee of the Venezuelan license rights, as described below), the Company has targeted 11 medium and large cities (the Target Markets) within the Company's Market Countries in which it intends to launch wireless communications systems (primarily data services systems) over the next three years. The Target Markets include the Operating System and 10 other non-operating systems, of which the Company expects to commence construction activities on 5 by the end of 1997 assuming it obtains sufficient financing.

         As of March 1, 1997, the Company had contractual interests in wireless communications markets covering an estimated 43 million people ("POPS"). As of March 1, 1997, the Operating System in which the Company has a contractual purchase option (located in Caracas, Venezuela) served approximately 1,280 subscribers. The Operating System is in the early stages of operation and is expanding its subscriber base. Unless otherwise specifically stated herein, all information in this report describes the Company's business and operations as of December 31, 1996. The

Company has included certain information relating to subsequent events in an effort to provide a basis for better evaluating the Company's operations.

Company Background

         The Separation. The Company was formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc. ("TTI"). TTI is also in the wireless cable television industry and, through its joint venture entity, Wireless Holdings, Inc., a Delaware joint venture corporation ("WHI"), TTI owns operating wireless cable systems in Spokane, Washington and San Francisco, California, and non-operating wireless systems or channel lease rights in Seattle, Washington, San Diego and Victorville, California, and Greenville, South Carolina. Prior to May, 1997, TTI also owned an interest in an operating wireless cable system located in Tampa Bay, Florida and, prior to the formation of the Company, owned the Company's interest in the New Zealand license rights. The WHI and Tampa Bay systems have approximately 20,000 subscribers.

         On July 26, 1995, the board of directors of TTI voted to separate its business assets into two groups. The first group of business assets consisted of TTI's interest in the WHI systems and the Tampa Bay, Florida system. The second group of assets included TTI's interest in the New Zealand licenses, and other, miscellaneous, assets. Under the terms of the business separation (the "Separation"), TTI agreed to form a new corporation to hold the separated business operations, and the stock of that corporation was then to be distributed to TTI's shareholders.

         In order to complete the separation, the Company was incorporated on July 31, 1995, and on August 1, 1995, it issued 3,500,000 shares of its common stock to TTI in exchange for TTI's interest in the New Zealand license rights and miscellaneous assets. TTI immediately transferred the shares of the Company to an escrow agent, Fidelity Transfer Company of Salt Lake City, Utah, to be held for the benefit of TTI's shareholders of record on August 1, 1995. The distribution of the 3,500,000 shares to TTI's shareholders was delayed until the Company complied with certain requirements of the federal securities laws, including the registration of the Company's shares pursuant to a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. Shortly after the effective date of that registration statement, the 3,500,000 shares held by Fidelity Transfer Company were transferred to TTI's shareholders of record as of August 1, 1995, on a non-pro rata basis, with the management and principal shareholder of TTI relinquishing a portion of their shares in the Company in favor of the TTI public shareholders. In general, the public shareholders received approximately 1.6 shares of the Company's common stock for each ten shares of TTI common stock they held on August 1, 1995.

         TIC Transaction. Prior to January 31, 1997, the Company's primary business assets consisted of its interest in its New Zealand assets and a 4.4% equity interest in the licensee of certain wireless communication rights in Venezuela. See "Operating Systems," below, and the Company's registration statement on Form 10-SB dated December 30, 1996, as amended. In late 1996, the Company entered into negotiations with a Delaware corporation, Telecom Investment Corporation ("TIC") regarding the terms of a potential merger or acquisition. TIC held or had the right to acquire wireless communication rights in a number of South American and Latin American countries, including Venezuela, Costa Rica, Panama, Peru and Guatemala.

         On January 31, 1997, the Company entered into a transaction with TIC, pursuant to which TIC merged with a newly formed wholly-owned subsidiary of the Company, NewWCCI, Inc. The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of the Company's newly designated Series A Preferred Shares and TIC became a wholly-owned subsidiary of the Company (the "TIC Transaction"). A copy of the merger agreement between NewWCCI, Inc. and TIC is attached as Exhibit 10.5 to this report.

         The number of Series A Preferred Shares the TIC shareholders received in the TIC Transaction was based primarily on a valuation of Latin and South American wireless cable rights that was prepared by a securities underwriter in the fall of 1996 in connection with a proposed registered public offering of the Company's Common Stock. The parties also considered other factors in determining their respective values for purposes of the TIC Transaction, including current and anticipated debt obligations, the funds expended by the parties in acquiring their respective rights, the Company's and TIC's pre-TIC Transaction relationships (including the fact that the Company had previously loaned TIC funds for various business purposes), TIC's and the Company's joint interests in the Venezuelan market rights and the fact that the Company had agreed to enter into an option to acquire the lessee of the Venezuelan licensee as nominee for TIC, and recent changes in the make up and value of the Company's wireless rights in New Zealand. The valuations assume full build-out of each system, which has yet to occur. Currently neither company has any systems in operation, although the Venezuelan Company in which the Company has a purchase option has a small operating system, the Operating System. Any such build-out would require significant capital expenditures by the Company. See "Profitability Milestones."

         The Series A Preferred Shares issued to the former TIC shareholders generally have all of the rights and preferences of the Company's Common Shares, but are also entitled to certain preferences regarding voting rights, liquidation amounts and dividend amounts. See "Description of Capital Stock, below." As a result of the merger, the former shareholders of TIC currently hold approximately 87.7% of the voting power of the Company on a common share equivalent basis.

         LatinCom, Inc. In January, 1997, the Company and FondElec Group, Inc. formed LatinCom, Inc., a Delaware joint venture corporation, for the purpose of pursuing wireless communication rights in Peru, Brazil and Mexico. Under the terms of LatinCom's formation, the Company received 45 shares of the common stock of LatinCom, Inc., representing 45% of the total issued and outstanding capital stock of the company. The remaining 55 issued and outstanding shares (representing 55% of the issued and outstanding shares of LatinCom, Inc.) are held by FondElec Group, Inc. (which holds 45 shares) and certain third parties and officers and directors of the Company (who collectively held 10 shares of LatinCom). The 10% of LatinCom held by the Company's management and third parties is non-dilutable.

         FondElec and the Company have each agreed to fund one-half of the operations of LatinCom relating to the acquisition of wireless cable rights in Peru, Brazil and Mexico. The Company anticipates that LatinCom's shareholders will enter into a shareholders agreement which, among other things, will restrict the transferability of their LatinCom shares. See "Certain Relationship and Related Transactions, below."

Demand for The Company's Services

         Many under-developed countries, particularly in Latin America, are experiencing rapid economic and population growth, as well as unparalleled demand for expanded multi-channel television program and data services options. In contrast with the United States, where hardwire cable systems and telephone companies were the pioneers in meeting the demand for multi-channel subscription television and data services, the hardwire cable industry, telephone companies and wireless cable industry concurrently entered the wireless communications market in these emerging growth markets.

         The Company believes that a relatively smaller proportion of the prospective data services subscribers in Latin America and New Zealand are served through traditional hardwire cable or telephone services, as compared to the United States. The Company also believes that, within ten years significant portions of the potential Latin American and New Zealand data service subscribers will subscribe to a data services provider. The Company intends to conduct market surveys in the Market Countries in order to quantify the extent of the current potential data services subscribers in its Market Countries and the number of those potential subscribers that anticipate they will subscribe to data services within the next 10 years.

         The Company estimates that wireless/hardwire cable penetration of Latin American and New Zealand households is approximately 7% and 0.4%, respectively, as compared to approximately 63% in the United States. An additional 3% of Latin American households (typically the most affluent homes) are estimated to utilize satellite dishes and receivers to obtain multichannel television programming. The Company believes that within ten years more than 30% of Latin American homes and more than 25% of New Zealand homes will subscribe to multichannel television cable and satellite services which are capable of delivering 50 to 150 channels of programming.

         In the Company's Latin American markets, current wireless/hardwire cable penetration is estimated at approximately 7% of television households, generally reflecting less developed national economies and slowly developing cable infrastructures. In New Zealand, broadband television service with significant channel capacity is in the beginning stages of development, despite a household television penetration rate of more than 95%. In both its Latin American and New Zealand markets, the Company believes that delivery by wireless cable of multi-channel expanded programming has an inherent advantage due to the ease and lower cost at which subscribers can be added vis a vis hardwire cable television operations in the region.

         The following table sets forth certain information with respect to the countries in which the Company's operating companies and development stage projects are located:




                                                                                                (4)            (5)
                                                                                               1994           1994
                           (1)          (2)        (2),(3)           (4)         (4)      Wireless/      Wireless/
                     Estimated       Annual   PPP-Adjusted         Total        1994       Hardware       Hardware
                         Total   Population        GNP Per       Country   Television         Cable          Cable
                     Population      Growth        Capital    Households  Households    Subscribers    Penetration
                      Millions      1990-94          (US$)       (000's)     (000's)        (000's)  (% of TV HH's)

   Costa Rica              3.5      2.1%       $3,200  (6)           557         545             38           7.0%

   Guatemala              11.3      2.9%        1,200              2,022       1,200            175          14.6%

   Panama                  2.7      1.9%        2,200                584         400             75          18.8%

   Venezuela              22.0      2.3%        4,490              4,500       4,489            177           3.9%

   New Zealand             3.5      0.9%       17,230              1,200       1,150              5           0.4%




(1) Source: U.S. Bureau of Census, International Data Base, 1996
(2) Source: World Bank, World Development Report 1996.
(3) PPP-Adjusted GNP Per Capita denotes gross national product per capita adjusted for relative  purchasing power available to the consumer.
(4) Source: 1995 TV International Source Book.
(5) Television Household Penetration is computed by dividing Wireless/Hardware Cable Subscribers by Television Households.
(6) Data for Costa Rica not available.  Estimated  based on purchasing  power  adjustment for Panama applied to GNP Per Capita for
Costa Rica as quoted by World Bank, World Development Report 1996.



Business Strategy

         The  Company's  overall  business  objective is to become a significant provider of data services and wireless television in targeted developing countries. The Company believes that a wireless data services operation may successfully compete in the marketplace only where it provides reliable, relatively fast and secure services to potential customers at a price competitive with other comparable services. The Company also believes that a wireless cable television operation may successfully compete in the marketplace only where it provides attractive multichannel programming to potential subscribers at a price competitive with other comparable services available to those subscribers. Additionally, the Company believes that superior customer service can secure a stable subscriber base, facilitate the acquisition of market share from existing competitors, and inhibit market share acquisition by new competitors entering the Company's markets. The Company's implementation of its business strategies is contingent upon its ability to obtain significant additional debt or equity financing.

         The Company intends to focus its business efforts on the expansion and launch of its wireless data services within the Target Markets. The Target Markets consist of 11 of the largest population centers in the Company's Market Countries. After the Company expands and launches its wireless data services within the Target Markets, it intends to expand those services to other areas in its Market Countries. Thereafter, the Company intends to build-out and launch wireless cable television services, first in the Target Markets, and then throughout the other areas of the Market Countries.

         Initially, the company anticipated that it would focus its business efforts on wireless cable television services, not wireless data services. The Company's current focus on wireless data services is based primarily upon its belief that those services can be implemented in a more cost effective manner than wireless television services ($10 to $15 million for the launch of its data services systems versus $100 to $250 million for the launch of its wireless cable television systems), and that the subscriber base for wireless data services is, in general, more affluent, stable and willing to pay, as an up front cost, all or a substantial part of the installation and equipment costs of those services. As a result, the Company believes that, by first emphasizing the wireless data services available through its wireless communications license and lease rights, it will be able more quickly to achieve positive cash flow, thereby facilitating the Company's acquisition of additional debt and/or equity financing, and the development and launch of its wireless cable television services.

         The Company employs the following business strategies to achieve its objective of acquiring, developing and operating wireless communications systems and channel rights in which it may hold a majority interest in emerging international markets:

         Focus on Developing Markets. The Company's strategy is to acquire, develop and operate wireless communications systems in under-served developing countries where management believes there is a high demand for wireless data services and wireless multi-channel television services. The Company believes such markets typically have less competition from alternate data services delivery systems and entertainment formats, and that a wireless communications system provides the most economical method of providing such services to potential subscribers. The Company believes that, because it will be the first such service provider in many of its markets to provide a competitively priced service, the Company will be able to secure a significant subscriber base with minimal subscriber turnover.

         Maximize Subscriber Penetration. In order to achieve positive cash flow as soon as possible, the Company plans initially to develop markets in which it believes there is the most potential to generate significant subscriber growth. The Company believes these markets include the significant metropolitan areas within the Company's Market Countries, including Caracas, Venezuela and Auckland, New Zealand, where the market area has a denser population with a relatively high television ownership rate, greater demand and use of data services and more disposable income. The Company intends to construct and launch its wireless communications systems as soon as is possible and achieve rapid penetration in its Target Markets areas by being the first provider of a wireless communications service at a reasonable price. The Company intends to first focus on the build-out and launch of its wireless data services system within the Target Markets. Once the Target Markets are cash flow positive, the Company intends to focus on expanding its wireless data services systems into surrounding areas of its markets to maximize subscribers and penetration. Thereafter, the Company intends to build-out and launch its wireless cable television systems, first in the Target Markets and then throughout the Market Countries.

         Offer Attractive Programming Packages. In order to maximize the number of the Company's subscribers, management intends to offer a wide variety of wireless data services packages and both English and local-language programming on its wireless cable television systems. The Company's typical wireless cable television system will offer local language programming for news, movies and sporting events, as well as a wide range of popular English language programming.

         Utilize and Support Local Management. The Company intends to rely on local country managers to develop existing operating companies and identify new wireless communications opportunities within its local markets. The Company anticipates that its local managers will be natives of the local market, and that they typically have significant managerial and operating experience. They will be supported by the Company's corporate operations staff, which the Company anticipates will be located in South Florida. Use of local country managers, supported by the Company's experienced corporate staff, will allow it to rapidly and effectively respond to operational matters, develop and maintain effective working relationships with local partners and capitalize on wireless communications opportunities.

         Capitalize on Technological Capabilities. The Company believes that one of the primary advantages of offering service through its broad-band 28 GHz and 40 GHz wireless spectrums will be the Company's ability to offer wireless data services as well as wireless multi-channel cable television services. Each of the 28 GHz and 40 GHz spectrums provide more bandwidth for a single user than the combined bandwidths of AM and FM radio, VHF and UHF television, MMDS, SMR Radio, Cellular Telephone, PCS and the entire Geosynchronous Satellite C-band. The Company believes it has the opportunity to become the single-source provider of telecommunication products (including multi-channel television services, telephone access and high-speed data services such as the Internet) in each of its markets in which licensing restrictions permit.

         Pursue Low Cost Structure. Wireless communications systems typically cost significantly less to build and operate than traditional hardwire systems, due primarily to the hardwire cable plant requirement for an extensive network of coaxial or fiber-optic cable, amplifiers and related equipment. Ultimately, the Company believes it can further reduce its incremental cost per new subscriber in comparison to local operators through savings from bulk purchases of subscriber equipment, including set-top boxes and antennas, for the aggregate of new subscribers in its multiple markets. The Company estimates that each additional wireless cable television or data service subscriber currently requires an incremental capital expenditure by the Company (other than head-end costs) of approximately $350 to $385, consisting of, on average, $275 to $300 of material and $50 to $150 of installation costs and overhead charges.

Acquisition Strategy

         The Company does not rely exclusively on the number of potential subscribers in evaluating potential markets. Instead, it has developed a series of more complex criteria to analyze prospective acquisitions. These criteria include wireless channel availability, the existence of any established groupings or blocks of channels, the type of potential subscriber base, the nature, quality and extent of service provided by existing and traditional communications systems, topography, demographics, the existence of a strong local strategic partner, political and economic risk, governmental regulation and other factors. The Company also evaluates the potential acquisition's ability to facilitate the Company's use of economies of scale and increase its operating efficiencies, particularly where a market acquisition can add to existing regional market clusters. The Company intends to continue to pursue its expansion strategy in the future by acquiring and building out wireless communications systems in markets outside of the United States that meet its market selection criteria.

Company Markets

         The table below provides information regarding the Market Countries. The information presented is based on assumptions and estimates which the Company believes to be reasonable, but there is no guarantee the Company's estimates are accurate. Data shown are presented as of March 1, 1997:



                                                                     Estimated      Estimated
                                                                     Total          Target
                                                      Company        Television     Television
                                      System          Participation  Households     Households
                    Country/City      Technology      Percentage(1)  (Thousands)    (Thousands)

                    Costa Rica

                      San Jose        LMDS            92.5%          259            197

                    Guatemala

                      Guatemala City  LMDS             80.0%         366            201

                    Panama

                      Panama City     LMDS             90.0%         182            107

                    Venezuela

                      Caracas         LMDS/Cable      100.0%         899            719

                      Maracaibo       LMDS            100.0%         297            237

                      Valencia        LMDS            100.0%         225            180

                      Maracay         LMDS            100.0%         175            140

                      Barquisimeto    LMDS            100.0%         162            130

                      Cuidad/Guayana  LMDS            100.0%         111             89

                    New Zealand

                      Auckland        MVDS/            94.9%         320            275
                                      MMDS/
                                      Cable

                      Wellington      MVDS/            94.9%         109             94
                                      MMDS/
                                      Cable

                      Christchurch    MVDS/            94.9%         105             90
                                      MMDS/
                                      Cable

(1)      See "Business--Operating Systems" and "Business--Pending Launch Systems," below, for a summary of the manner in which the
Company holds or has the right to acquire the interests shown.  The Company=s interest in a number of the markets is based on its rights under executory contracts.  There can be no assurance the Company will be able to acquire or hold the interest shown.


Operating Systems

         The following information summarizes the Company's rights in the Market Countries where there are existing wireless or hardwire operating systems. As used in this section and the other sections of this report describing the Company's business operations and wireless communications rights, the term "Company" refers to Wireless Cable & Communications, Inc.
and its direct and indirect subsidiaries:

         Venezuela.

         Background. The Company has entered into definitive agreements with the license holder of the nationwide 28 GHz frequencies for all of the Republic of Venezuela and with the entity which holds the rights to exploit the frequency rights. The Company's investment in Venezuela was motivated by an opportunity to acquire what it believes to be an under-funded existing wireless cable television system in the Caracas-Los Teques area of Venezuela with nationwide frequency rights in what the Company believes is an under-served, multi-channel television market. The Company believes Venezuela possesses several desirable market characteristics, including political stability, stable population growth with moderate per capita gross national product, and improving economic conditions and currency stability.

         The Company's initial market in Venezuela, the Caracas-Los Teques area, covers approximately 899,000 households. Those households represent approximately 20% of the potential Venezuelan wireless cable television subscribing households. The Company has not conducted any market surveys to determine the percentage of the potential data services subscribers in Venezuela that the Caracas-Los Teques area covers, but believes that the area holds a significant percentage of the potential data services subscribers in the country. The Company believes significant subscriber growth potential exists in the Caracas-Los Teques area and in the Company's other Venezuelan Target Markets due to the low hardwire cable and MMDS penetration rate (approximately 8.5 percent in Caracas and 4 percent nationwide), the inherent difficulty for hardwire cable expansion due to poorly marked underground utilities, and the lack of other data services options. The Company's Target Markets in Venezuela, including the Caracas-Los Teques area, aggregate approximately 42% of the nationwide household count.

         The Company believes that the high population density and the installation difficulties encountered by competing hardwire cable systems in the Company's Venezuelan markets is conducive to rapid wireless communications subscriber penetration, and that adequate funding for its Venezuelan system will produce rapid expansion of that subscriber base.

         Ownership and Management Structure. The Company has entered into definitive agreements under which it has an option to acquire 100% of Caracas Viva Vision TV, S.A. ("CVV"), a Venezuelan company that has the rights to exploit the 28 GHz frequency band rights for the entire Republic of Venezuela. The option term was originally through March 31, 1997, but was extended by CVV (on behalf of the shareholders of CVV and pursuant to the terms of the option Agreement) through June 30, 1997. As of June 30, 1997, the Company has received verbal confirmation from CVV that CVV has extended the option through August 15, 1997. The Company initially entered into this contract as the nominee of TIC. As a result of the TIC Transaction, however, the Company acquired TIC's interest in the CVV option.

         CVV operates an existing wireless cable television system which currently has approximately 1,280 subscribers, representing approximately .3% of the potential multi-channel television subscribers in the system's market area. The Company's option initially expired on March 31, 1997, but the Company has received a written extension from a principal of the owners of CVV to extend the option until June 30, 1997. The extension requires the principal to obtain the consent of the other CVV owners to the extension. The Company believes that its option can be extended, and is currently negotiating with the optionors, although there can be no assurance that it will obtain an extension. The purchase consideration for the CVV option is $11 million, $7.7 million of which is to be paid in cash and $3.3 million of which is to be paid in Common Stock of the Company. CVV and the Company are currently negotiating a modification of the option to increase the value of the stock to be delivered at closing, with a corresponding decrease in the cash to be delivered at closing.

         The Company has also agreed to acquire up to an 11.53% interest in Communicaciones Centurion, S.A. ("Centurion"), the Venezuelan corporation that holds the nationwide 28 GHz frequency concession. As of June 30, 1997, the Company had paid $789,000 of its total potential investment of $1,153,000 for its Centurion interest and holds 7.89% of Centurion. Centurion has entered into service agreements under which it has granted CVV the exclusive rights to use its licensed frequencies.

         Operating and Growth Strategy. CVV's immediate growth strategy is to increase its Caracas-Los Teques wireless cable subscriber base by increasing its television marketing efforts. Historically, CVV has enjoyed constrained growth due to limited funding. In the future, CVV intends to launch a wireless data service operation in the Caracas-Los Teques service area and, thereafter, intends to launch wireless data services operations within the other Venezuelan Target Markets. CVV then intends to launch its wireless cable television services in the Venezuelan Target Markets other than the Caracas-Los Teques market area. The Company anticipates that it will initiate renewed marketing efforts for its wireless cable television services, and begin marketing of its data services, in the Caracas-Los Teques market area as soon as funds become available. Assuming adequate funding, the Company believes that it will have between 45,000 and 50,000 wireless cable television subscribers in the Caracas-Los Teques market area by the end of 1999.

     Programming. CVV currently offers basic subscribers up to 49 channels of television programming, including a wide range of entertainment, news, sports and educational channels. CVV does not currently provide any data services.

     Franchises and Government Regulation. The Commission Nacional de Telecomunicaciones ("CONATEL") of the Venezuelan Ministry of Transport and Communications has granted Centurion exclusive rights to the 28 GHz frequencies throughout the Republic of

Venezuela. The license has a twelve-year term, and expires in April, 2005. The license may be renewed for an additional twelve-year term if Centurion has complied with the conditions of the concession. Centurion pays CONATEL an annual telecommunications tax of 1.0% of gross invoicing for subscriber services and a quarterly concession fee of 0.5% of gross invoicing for subscriber services. Centurion and CVV are also obligated to provide three channels for governmental or public interest programming and must obtain the approval of CONATEL to offer telecommunication services other than multi-channel subscription television or pay-per-view programming. CVV has also requested approval to provide high speed data services using the 28 GHz frequencies.

         New Zealand.

         Background. The Company acquired its New Zealand market rights in August of 1995 in connection with the Separation. The Company's New Zealand channel rights are held by Auckland Independent Television Service, Ltd. ("AITS"), which is owned 94.9% by the Company. AITS has acquired the right to four MMDS channels in the Auckland area and has also acquired the exclusive license rights for the 40 GHz frequencies in the Auckland area, with countrywide expansion rights as applied for on a city by city basis. AITS' 40 GHz license rights permit the delivery of television, data and telephony services. The Company has also entered into an agreement to acquire an existing hardwire cable system in Far North, New Zealand for approximately $200,000. The hardwire cable system currently has approximately 200 subscribers. As of June 30, 1997, AITS is currently in default under the hardwire acquisition agreement, but the seller has agreed to waive the default upon payment by AITS of the purchase price for the system.

         The New Zealand market is characterized by a developed and stable economy, high per capita income, and high household television penetration. New Zealand also has limited multi-channel television offerings, reflecting slow multi-channel development as a result of historically limited satellite-delivered programming. Consequently, wireless/hardwire cable penetration of television households in New Zealand is very low, approximately
0.4 percent. The Company also believes there is significant demand for data services in New Zealand, but that penetration of those services into the marketplace has been hampered by limited data services options.

         With the launch of additional satellites to provide programming in the Asian region and the rapid development of multi-channel television in Australia, the quality and quantity of available programming has increased significantly in New Zealand. The Company believes that its wireless cable technology and ease of system buildout will produce rapid growth of its wireless cable television subscriber base in New Zealand.

         Ownership and Management Structure. The Company owns 94.9% of AITS. AITS holds license rights to four Auckland area MMDS channels to be operated at frequencies ranging from 2.3 to 2.4 GHz under lease agreements which expire in 2004. Both licenses have provisions providing extensions to the initial term, although there can be no assurance that the license will be renewed. AITS originally held the rights to ten (10) MMDS channels in the Auckland area, but the lease agreements to six (6) of those channels expired in December of 1996 and were not renewed by the lessor. AITS has also been granted exclusive license rights at 40 GHz, the New Zealand LMDS frequency, for video, voice and data services on a city-by-city basis, as requested by AITS and subject to certain utilization requirements.

         Operating and Growth Strategy. AITS' growth strategy is based on the rapid deployment of its 40 GHz system in the New Zealand Target Markets. The Company believes that its proposed subscription rate structure and data services menus for its anticipated wireless cable television services and wireless data services will represent attractive packages for prospective subscribers. The Company also believes that the current low multi-channel television penetration rates, combined with a highly visible marketing program will produce significant subscriber growth in the Company's New Zealand Target Markets. Assuming the acquisition of sufficient financing, the Company anticipates that it will begin the build-out of the Auckland, New Zealand 40 GHz market in mid 1997, and that it will launch its data services subscriber drive shortly thereafter.

         Programming. The hardwire cable television system in Far North, New Zealand that AITS has agreed to acquire currently provides a variety of programming. AITS plans to provide a variety of data services packages and a wide variety of cable television programming in its New Zealand wireless cable television markets, including a range of entertainment, news, sports and educational channels, as well as pay-per-view programming.

         Franchises and Government Regulation. The regulation of 2.5 GHz multi-distribution licenses and 40 GHz licenses in New Zealand is governed by the Radio Communications Act of 1989 (the "New Zealand Act"). The New Zealand Act governs the licensing and regulation of radio equipment or licensing to authorize the transmission of radio waves. The New Zealand Act is administered by the Ministry of Commerce.

         The management rights for particular frequency bands are created by the Secretary of Commerce. Any manager granted particular frequency rights has the authority to create licenses to transmit radio waves on those frequencies. These licenses are granted in accordance with the provisions of the New Zealand Act, but the terms under which they are allocated are determined by the manager. Management rights and licenses are generally issued for long periods, sometimes for periods as long as 20 years. Management rights and licenses may be traded, and are deemed to be assets of a business for purposes of the Commerce Act of 1986, as well as the New Zealand anti-trust statute. No written instrument dealing with the management rights or granting or transferring of any licenses has effect until it is registered in accordance with the New Zealand Act.

         Radio apparatus licensing is governed by the Radio Regulations of 1987, which were continued under the New Zealand Act, and which provide for the licensing of radio transmitting and receiving equipment. All radio apparatus licenses granted by the Ministry of Commerce are renewable annually.

Pending Launch Systems

         The   following   information   summarizes   the   Company's   wireless
communications rights in Market Countries where there are currently no operating systems in which it has or will acquire interests.

         Costa Rica.

         Background. The Company has entered into an agreement to acquire 92.5% of Television Interactiva, S.A. ("TISA"), a Costa Rican corporation that leases license rights from a Costa Rican citizen who was granted the concession for 2 GHz of bandwidth in the Costa Rican 28 GHz frequency range. Costa Rica has a stable economy and a political environment with higher than average Latin American household incomes and moderately low multi-channel subscription television penetration--all attributes the Company seeks in prospective markets.

         The Company believes it can obtain rapid subscriber growth in Costa Rica due to the Country's low multi-channel subscription television, the perceived low data services penetration rate and the strong household and business income characteristics. The Company's Target Market in San Jose, Costa Rica has approximately 259,000 households, almost 47% of the total country households.

         Ownership and Management Structure. The Company has entered into agreements with local Costa Rican partners for the purchase of an interest in TISA. The Company will own 92.5% of the shares of TISA, while the remaining 7.5% will be held on a non-dilutive basis by Groupo Continental, S.A. ("Groupo"). The Company is obligated to fund all expenditures for development and construction of TISA's telecommunications business in Costa Rica. The Company expects to meet its funding obligations through a series of loans, investments, or by arranging financing with third parties. Groupo is a San Jose, Costa Rica-based company engaged in a variety of wireless technology services in Central America. As TISA develops its wireless operations in Costa Rica, the Company expects TISA to contract for certain technical services from Groupo.

         Evita Arguedas Maklouf, a citizen of Costa Rica and the spouse of a principal of Groupo, holds licenses/concessions issued by the Costa Rican government for the 27.5 to 29.5 GHz bands of frequency. TISA and Ms. Maklouf have entered into an agreement under which TISA has leased the rights to the licenses/concessions for 15 years. At the end of the initial lease period, the parties will negotiate an extension of the lease. Lease fees under the agreement are the greater of $200,000 per year or 2.0% of gross revenue from subscribers, payable in arrears and beginning at the end of the first year after initial subscribers begin making payments. TISA will also pay all costs for development of telecommunications systems utilizing the frequencies.

         Operating and Growth Strategy. TISA will focus initially on developing its wireless communications products in San Jose, Costa Rica. TISA intends to establish its service capability through a rapid build-out of facilities and intends to implement an intensive marketing effort encompassing broadbased community involvement projects to attract subscribers and establish its local identity.

         The Company believes that responsive customer service and competitive monthly subscription rates are key ingredients to local success in attracting subscribers in Costa Rica. The Company also believes that its planned rates are competitive with entertainment alternatives in San Jose, Costa Rica, particularly existing multi-channel television subscription services, as well as the limited competing data services providers.

         Assuming that the Company obtains funding which is sufficient to launch its data services systems (approximately $10 million to $15 million), it plans to initiate construction of broadcast facilities in San Jose, Costa Rica in mid-1997.

     Programming. The Company plans to provide a broad range of entertainment, news, sports and educational programming, as well as a number of data services packages.

         Franchises and  Government  Regulation.  The license  concession to the
27.5 to 29.5 GHz bandwidth was issued to Ms. Maklouf by the Control Nacional Radio, Ministry of Government and Policy of the Republic of Costa Rica. The license concession has been granted for use in providing video and data services throughout Costa Rica.

         The license concession is granted without expiration, as long as services are provided through the frequencies. Signals must be available within six months (plus a six-month extension) to meet license requirements.

         Guatemala.

         Background. The Company has entered into a definitive agreement to acquire a 70% interest in VivaVision de Guatemala ("Viva"), a Guatemalan corporation that has a right to exploit the exclusive rights to one GHz in the 28 GHz broadcast frequency band in Guatemala. These rights permit the delivery of both wireless cable television and data and voice services. Guatemala has the largest population in Central America and a growing and increasingly stable economy that provides low to moderate household income to its citizens. Guatemala has a highly competitive multi-channel television industry with a large number of smaller hardwire cable operators. Telephone and data delivery service in Guatemala is relatively antiquated, with significant delays to customers in providing service, meeting demand and maintaining system integrity.

         The Company believes that it can obtain significant subscriber growth in its Guatemalan Target Market, Guatemala City, by providing competitive monthly subscriber rates for television and data services and superior quality and service. Guatemala City has approximately 18% of the total 2 million households in Guatemala.

     Ownership and Management Structure. The Company has entered into a definitive agreement with Alfredo Herrera Cabrera, Milton Herrera, Ron Vaisbort and Joaquin Sufuentes pursuant to which the Company will acquire a 70% ownership interest in Viva in return for funding 100% of the expenditures necessary to develop and construct wireless communication facilities necessary to initiate television and data service operations in Guatemala. The Company anticipates that it will meet its funding commitment through a combination of debt and capital contributions, but may also arrange debt through third parties. The Company has also acquired the right to purchase an additional 10% of Viva for $500,000 at any time before Viva has the full use of the 27.5 to 28.5 GHz frequency band and has a first right of refusal to acquire any additional spectrum at the 28.5 to 29.5 band that Viva acquires for delivery of multichannel television, data and voice services. Viva pays the licensee of the rights to be used by Viva $1,000 annually.

         Operating and Growth Strategy. Assuming sufficient financing, the Company plans to complete buildout of a wireless communication system in Guatemala City in early 1998 that has a LOS capability for approximately 200,000 households. The Company intends to initially aggressively market Viva's data services in Guatemala City, and then expand its marketing plan to include wireless cable television services. Because of the highly competitive nature of the Guatemalan market, the Company anticipates that it will have only moderate subscriber growth. Nevertheless, the Company expects that its Guatemala City system will have between 15,000 and 20,000 wireless cable television subscribers by the end of 1999.

         Programming. In addition to its data services packages, the Company plans to offer an extensive array of programming consisting of entertainment, news, sports, educational and pay-per-view events.

         Franchises and Governmental Regulations. Mr. Alfredo Herrera Cabrera, a citizen of Guatemala, holds a license issued by the Guatemalan Ministry of Commerce, Transportation and Public Works and authorized by the Counsel of Frequencies and International Affairs of Radio on November 22, 1995. The license is valid for an initial term of 25 years and may be extended for an additional 25 year term. Commercial terrestrial stations are obligated to install, and reserve within their systems, the frequency capacity for three channels for exclusive use by universities legally established in the Republic of Guatemala, the Ministry of Culture and Sports, and the Secretary of Public Relations for the President of the Republic of Guatemala.

         Panama.

         Background. The Company has entered into a letter of intent to acquire 90% of a Panamanian joint venture that will own and operate wireless cable television and data services systems in the 28 GHz frequency band. The Company expects to execute definitive agreements for the acquisition of the Panama rights in the next few weeks. The Panamanian license rights include authority to provide both multi-channel subscription television service and data services. The Company views Panama as an attractive market due to its higher than average household income levels, high level of household television penetration and expanding commercial business base. The country also exhibits a stable political environment and improving economy.

         Ownership and Management Structure. The Company has executed a letter of intent with Administracion E. Inversiones Radials, S.A. ("AIRSA"), a
Panamanian company engaged in broadcasting and engineering, to form a joint venture in Panama which will operate an LMDS system utilizing the 28 GHz frequencies for multichannel television and data services. The Company expects to execute definitive agreements for the acquisition of the Panama rights in the next few weeks. The Company assisted AIRSA in obtaining its initial LMDS license at 28 GHz and, more recently, facilitated expansion of the license rights held by AIRSA to include the 27.5 to 29.5 GHz frequency range.

         Under the Company's agreement with AIRSA, AIRSA will assign its rights to the frequencies to the joint venture in exchange for a 10% non-dilutable interest in the joint venture, with the Company owning the remaining 90%. The Company is obligated to fund or provide funding for all expenditures necessary to bring the venture to operating status. The Company intends to meet its funding obligations through loans, arranging loans through third parties and through capital contributions.

         Operating and Growth Strategy. Assuming the availability of sufficient financing, the Company expects to complete construction of its Panama City wireless cable television broadcast facilities in early 1998, with LOS capability for approximately 100,000 households. The Company will launch a parallel effort to obtain a substantial position in providing data services to commercial enterprises in the market. The Company believes that the joint venture can establish a substantial customer base in Panama by offering an extensive array of quality programming and selectively providing data services to commercial and home customers. Multi-channel subscription penetration in the Panama market is approximately 18.8%, with Panama City comprising approximately 182,000 households (or approximately 31%) of the total households in Panama.

         Programming. In addition to its data services packages, the Company plans to offer a varied package of programming in the Panama market, including entertainment, news, sports, educational and pay-per-view events.

         Franchises and Government Regulation. On June 17, 1996, the Nacional de Medios de Comunicacion Social of the Republic of Panama issued AIRSA licenses for the 27.6 to 28.08 GHz and 6086.0 Mhz frequency bands. On October 15, 1996, the frequency allocation was increased to cover the 27.5 to 29.5 GHz frequency band, with authorization to provide both subscription television and data services. The license is perpetual, based on continued operations within all regulations.

Other System Opportunities

         The Company is currently pursuing wireless cable license, lease and operating rights in a number of other countries in Latin America. The Company is also pursuing wireless communication rights in Brazil, Mexico, and Peru through LatinCom, in which the Company holds a 45% interest. See "Certain Relationships and Related Transactions." While there can be no assurance the Company will be successful in securing such license, lease or operating rights, the Company believes that additional Latin or South American markets would provide additional economies of scale with respect to programming and equipment acquisition.

System Operations

         Marketing. Prior to initiating the buildout of a potential new market, the Company intends to conduct pre-launch studies to evaluate the population demographics and physical terrain of that market. The Company then intends to create a development plan that identifies the market potential of various areas within the target market and that, based on factors including television penetration, income levels and existing competition, and then will define the probable locations of the headend transmission facility and cell sites for retransmission. As the construction of facilities nears completion, the Company will then conduct a marketing program targeted to those areas identified as having the greatest potential for subscriber growth. The Company's marketing programs typically include (i) neighborhood door-to-door sales of services, including multiple dwelling unit meetings and door hangers, (ii) marketing tied to regional events such as high interest sporting events, (iii) television and newspaper advertisements, and (iv) other promotional activities such as referral programs and promotional gifts.

         Installation. The Company's installation package for wireless cable television service will include a standard rooftop mounted antenna and other related equipment, such as cabling and a settop decoder located at the subscriber's location. Installations at single-family homes require an entire installation package, whereas installations at multiple dwelling units in which drop lines have been installed will require less time and expense. The Company anticipates it will charge its television service subscribers an installation fee ranging from $19.95 to $49.95 with an equipment deposit of $49.95.

         The Company's installation package for data services will include a standard roof-top mounted antenna and other related equipment, such as cabling and any required decoders or transmitters located at the subscriber's location. The Company anticipates that it will charge its data services subscribers an installation fee ranging from $950 to $2,500, depending on the type of service involved. In contrast to the Company's wireless cable television subscribers, the Company anticipates that it will be able to require its data services subscribers to pay the entire cost of installation (and any related equipment) up front. As a result, the Company anticipates that it will be able to obtain positive cash flow from those subscribers almost immediately.

         Customer Service. The Company believes that providing high levels of customer service in installation and maintenance will enable it to maintain high levels of customer satisfaction and minimize subscriber churn. With this objective in mind, the Company will strive to (i) complete installations promptly, (ii) provide prompt customer service using a customer hotline, (iii) provide timely repair service, and (iv) make new subscriber follow-up calls after installation to ensure customer satisfaction. The Company will also strive to impart a "customer service" mentality in its employees through ongoing training and intends to establish an employee forum to facilitate the exchange of ideas regarding improvements in customer service. The Company also intends to adopt various employee incentive programs linked to achieving high levels of customer satisfaction.

         Management Information Systems and Billing. The Company intends to utilize a commercial management information system tailored to meet the requirements of the subscription television and high speed data industries. This system will include capabilities that facilitate monitoring customer service and customer payment patterns, monitoring subscriber equipment and installations, and managing each operating system efficiently. The Company has five employees in Caracas currently dedicated to integration of the Company's management information system to all aspects of its Venezuelan operation.

         The Company believes that its billing procedures will be an integral part of its strategy to maintain high levels of customer satisfaction and to minimize subscriber churn. The Company anticipates that subscribers will have the opportunity to select (on a one time basis and at the time of installation) the day of the month on which payment for that month's service is due. The Company anticipates that subscribers will also be able to pay their bills at a bank through direct transfers, or use the Company's mobile collection service for payment. If a customer does not pay his bill within 15 days after the due date, the customer's service will be automatically disconnected and his account receivable will be sent to a collection agency. If the customer does not pay within another 30 days, the collection agency will forward the customer's name to a private credit agency for further action. After disconnection of subscriber service due to nonpayment, a Company installer will be sent to the subscriber's location to recover the installed equipment for re-use with a new subscriber. The Company intends to communicate with delinquent subscribers to encourage the payment of past-due accounts so as to avoid disconnection if possible.

Wireless Communications Systems and Technology

         General. The Company believes that there is a large and growing demand for wireless communications systems in emerging growth countries, particularly the Market Countries. A large part of this growing demand results directly from the expanding nature of and need for data services. The number of devices currently accessing the world wide computer web is approximately 12.6 million. That number is expected to grow to approximately 233 million devices in the year 2000. A large portion of this growth will occur in emerging growth countries such as the Market Countries. The Company expects that demand for multi-channel television will similarly grow in the next few years.

         Wireless communications systems use microwave radio frequencies which are licensed by a governmental agency in each market to provide high speed data transmission, internet access, telephony and multiple channel television programming. The microwave signals are transmitted over the air from the head-end to an antenna at each subscriber's location, eliminating the need for the networks of cable and amplifiers utilized by traditional cable operators. The wireless communications system can also incorporate an "interactive" feature which will allow subscribers to modify the type of data received and transmit commands and requests.

         Engineering and construction of a wireless communications systems typically can be completed in 120 to 180 days, whereas construction of a traditional cable or telephone system with comparable coverage areas may take as long as three to five years. The radio frequencies used in such systems are typically in the 2.5, 18, 28 and/or 40 GHz frequency bands, depending on local frequency licensing standards and practices. Systems operating at 2.5 GHz carry the designation "multi-channel multi-point distribution systems" or MMDS; systems operating at 28 GHz are designated as "local multi-point distributions systems," or LMDS, while systems operating at 40 GHz are referred to as "multi-point video distribution systems," or MVDS. The 18 GHz frequency is typically used for cable operator point-to-point service transmission between geographically separate properties, thereby eliminating the requirement to build a complete satellite signal reception facility for each property. The Company's channel rights in New Zealand consist of MMDS, MVDS, and hardwire cable channels. Forty GHz MVDS channels are now being utilized in parts of Europe and are generally considered to be an alternative to 28 GHz LMDS systems, which are typically used in the United States and Latin America. At present, equipment costs for 40 GHz MVDS systems are marginally higher than those for other types of systems. Typically, the Company's license rights in Latin America consist of 28 GHz LMDS systems.

         A typical wireless communications system consists of head-end equipment (satellite signal reception equipment, radio transmitters, other broadcast equipment and transmission antenna) and reception/retransmission equipment at each subscriber's location (antenna, frequency conversion device and other set-top devices). Currently, wireless cable television systems typically deliver programming on 20 to 35 channels, including local "off-air" broadcast channels that are received directly by the customer's antenna rather than transmitted by the wireless cable operators. Like traditional cable operators, wireless cable television operators generally are able to offer a full range of basic and premium programming options, including local off-air and on-air channels, movie channels, music channels, new and sports channels and specialized programming. Wireless data services typically deliver the same types of data services offered by hardwire or telephone systems, including internet access, telephony services, data transmission and reception services. In addition, wireless communications systems can be used not only to connect numerous subscribers to varying data services ("internet data services"), but related subscribers to the same data base or services ("intranet data services"). Intranet data services can be used to link multiple subscriber locations (such as all of the banks in a particular banking system) into a particular data base.

         The Company believes a wireless communications system is the most economical technology currently available for the delivery of pay television service and data services. Because wireless communications systems do not require an extensive network of coaxial cable and amplifiers, the capital cost per installed wireless subscriber is substantially lower than for a traditional cable or telephone system operator. This cost advantage generally allows wireless communications system operators to provide programming to subscribers at a lower cost than a hardwire cable or telephone system operator. The Company believes wireless communications systems will continue to maintain this cost advantage, even following the deployment of fiber optics, direct broadcast satellite and other microwave-based emerging technologies. In general, all of the Company's Market Countries are experiencing rapid economic growth, but are hindered by inadequate telecommunications infrastructures. In addition, lease line point-to-point data circuits are nearly non-existent in the Market Countries, thereby providing the Company with a viable and ready made potential market.

         System Configuration and Subscriber Equipment. To a subscriber, wireless communications systems operate in the same manner as traditional hardwire systems. At the subscriber's location, microwave signals are received by an antenna and are passed through conventional coaxial cable to a descrambling convertor located near the subscriber's television set (in the case of wireless cable television services) or computer (in the case of data services). Because wireless signals are transmitted over the air rather than through underground or above-ground cable networks, wireless systems are less susceptible to outages and are less expensive to operate and maintain than franchise cable systems. In contrast to traditional cable systems, most service problems experienced by wireless communications systems subscribers are subscriber-specific rather than neighborhood-wide problems.

         Wireless systems using 2.5 GHz frequencies typically transmit signals over distances of 20 to 40 miles from their central transmission point, and, with an increase in transmission power or tower height, may expand the coverage area to approximately 40 to 50 miles. Wireless cable systems using the higher frequency formats (such as 28 GHz or 40 GHz) transmit signals over successively shorter distances. In cases where edge fed cellular architecture is used, the transmission coverage area is approximately 3-5 kilometers, while the use of center fed cellular architecture allows a coverage area of approximately 6-10 kilometers. As the transmission frequency increases for LMDS and MVDS transmissions, a cellularized distribution architecture is used to ameliorate line-of-sight issues by providing multiple "look" angles to adjacent cells, although with increased capital costs for additional cellular sites or engineering techniques, such a passive and active micro-cells. However, the natural signal attenuation at LMDS and MVDS frequencies and the increased bandwidth available at those frequencies typically provided frequency re-use capability that provides business opportunities for telephony and data services using the wireless cable television infrastructure in locals where licensing restrictions permit.

         The transmission of wireless frequencies requires a clear "line-of-sight" between the transmitter and the receiving antenna. Buildings, dense foliage and hilly terrain can cause signal interference which can diminish or block signals. These line-of-sight constraints can be ameliorated by increasing the transmission power of the system and/or by using engineering techniques such as pre-amplifiers, beam benders(TM) and signal repeaters, but these techniques generally increase the cost of delivering programming to subscribers.

         Because wireless communications systems use high gain antennas at the subscriber end, ghosting, reflection and interference are generally minimized, so picture and data quality typically exceeds that of other traditional service providers. Further, wireless communications systems typically broadcast their programming at wavelengths that are long in relationship to the size of raindrops, hail or snow, but short in comparison to interference normally caused by electrical utility currents and motors. As a result, wireless communications transmissions are usually not affected by weather or electrical interference. Also, in traditional cable systems the programming signal declines in strength as it travels along the cables and must be boosted by trunk and feeder amplifiers. Each amplifier introduces some distortion into the television signal. By contrast, wireless communications systems use only two principal pieces of equipment -- a transmitter and a receiving antenna.

         Like traditional cable and telephone systems, wireless communications systems are capable of employing "addressable" subscriber authorization technology, which enables the system operator to control centrally the programming available to each subscriber without the need for a service call to the subscriber's home. By eliminating service calls, addressable systems reduce the operating costs of a pay television or data services system.

         One of the primary advantages of a wireless communication system is the ability to transmit data at much higher speeds than is normally possible through cable, telephone or fiber optic delivery methods. For example, Hewlett Packard has estimated that an asymmetrical LMDS system could optimally operate at 10 Mb/s downstream and 1.544 Mb/s upstream. The significance of the transfer speed can be seen in the chart below:

DOWNLOADING COMPARISON:  5 MEGABYTE FILE

Data Communications Speed
Transfer
Time

14.4 Kbps 28.8 Kbps (U.S. Standard) 56 Kbps 128 Kbps 1.54 Mbps 4 Mbps 10 Mbps 45 Mbps 47 minutes 23 minutes 12 minutes 5 minutes 26 seconds 10 seconds 4 seconds 1 second

         In addition, due to the extraordinary bandwidth of the Company's typical LMDS frequencies, it has the ability to provide two-way capability. This ability would allow subscribers to use the Company's signal and technology to "interact" with their television programming. As an example, this ability would allow a customer who sees a commercial that lists an internet address to push a button on their remote control to automatically switch ("hyperlink") to the Web page for that internet address.

Competition

         The Company believes its primary competition is from traditional fiberoptical and coaxial cable operators and telephone companies. The technology used by such operators is a coaxial cable or fiber-optic system that transmits signals from a head-end, delivering local and satellite delivered programming via a distribution network consisting of amplifiers, cable and/or fiber-optic other components to subscribers. Regular system maintenance is necessary due to water ingress, temperature changes and other equipment problems, all of which may affect the quality of the signal delivered by the cable or telephone company to its subscribers. Traditional cable and telephone systems typically cost significantly more to build and maintain than wireless cable systems. The Company believes the head-end equipment costs of a wireless communications system are comparable to those for traditional cable systems, the installation of coaxial cable and amplifiers is considerable more costly to traditional cable operators than is the installation of reception antennas and related equipment required by wireless cable operators.

         Several technologies are under development that may significantly affect the pay television and high speed data services industries and result in new competitors entering the market. The company cannot predict the competitive impact of these new technologies and competitors on the wireless communications industry. The Company expects, however, that wireless communications operators will be able to expand their programming capacity and introduce new services, while continuing to maintain a cost advantage over other providers of such services. The Company intends to exploit its comparative cost advantage by targeting a value-conscious subscriber base that may be unwilling to pay for more costly, specialized programming or services.

         Fiber-optic Systems, Digital Compression and Interactive Services. Traditional cable systems historically have been the principal providers of pay television services. The maximum number of programming channels offered by traditional cable systems has been limited by the current analog transmission and coaxial cable technologies. A number of new technologies are under various stages of development to increase the channel capacity of these systems. These new developments include the replacement of traditional cable system coaxial cable networks with fiberoptic networks and the use of digital techniques to compress more programming signals onto existing coaxial cable or other networks.

         The Company believes the channel and information content capacity of its wireless communications systems will be expandable through the application of digital technology. Depending on the technology used, experts expect wireless communications systems to be capable of transmitting up to 10 channels of programming in the bandwidth in which one channel of programming was historically broadcast. In addition, the Company expects that digital technology will enable wireless communications systems to transmit high definition television signals. Depending on the impact of governmental regulation in a specific area, the Company anticipates that the wireless industry (and the traditional cable industry) will have commercial access to digital compression technology within the next twelve months.

         The Company believes the typical subscriber may not use, or want to pay for, the substantial increases in programming channel capacity available through the application of compression technology. As a result, while compression may allow wireless communications operators to expand significantly their programming capacity, that increased capacity may not result in either a substantial increase in a wireless communications operator's subscriber base or a substantial increase in the actual amount of programming provided by a wireless communications operator. Instead, the Company believes the compression technology may have its most important impact on the number of operators entering the wireless communications market, since, by using compression technology, wireless communications operators with rights to use as few as 3 or 4 channels may be able to provide the equivalent of up to 30 or 40 channels of programming. The Company holds adequate frequency spectrum in its wireless markets to permit transmission of 32- 49 channels of program capacity without adopting digital compression technology, but has adopted a system architecture that permits a future migration to digital compression if and when it determines that it is desirable to do so. The introduction of expanded channel capacity and interactive services by traditional cable systems will require substantial new investment. Accordingly, the Company does not expect to deploy the new compression technologies until relatively inexpensive equipment is available and its subscribers demonstrate sufficient demand.

         Telephone Company Competition. Recently a number of telephone companies in the United States and other markets have begun using technology capable of providing audio/video services over telephone lines ("video dial tone" service). These types of services are typically regulated by governmental regulations and rules. For example, in the United States the Federal Communications Commission recently adopted new regulations permitting local telephone companies to provide video dial tone service in their telephone franchise areas on a common carrier basis under certain conditions. Several large United States telephone companies have announced plans either to enhance their existing distribution plants to offer video dial tone service or construct new distribution plants in conjunction with a local traditional cable operator to offer video dial tone service. United States telephone companies are also permitted to operate hardwire and wireless cable systems under certain conditions. While the competitive effect of the entry of telephone companies into the pay television business (where permitted by a specific market's laws) is still uncertain, the Company believes that wireless communications systems will continue to maintain a cost advantage over video dial tone service technologies.

         The Company's Market Countries are generally hindered by an inadequate telecommunications infrastructures, primarily because of the state of their telephone services and the fact that those services cannot, in the opinion of the Company, meet the demands of an ever expanding global Internet demand. The Company believes that (i) businesses and governments desire to participate in those types of services, but are unable to do so because of that inadequate infrastructure, and that (ii) governments desire to improve competitiveness which will allow them to better participate in a global economy. Therefore, the Company believes that a wireless communications system is an immediate and cost effective manner of delivering and disseminating information from several points to a number of subscribers in a manner which is not currently available through local telecommunications infrastructure.

         Satellite Systems. "Backyard dish" or "direct-to-home" ("DTH") antenna distributors using satellites to beam television programming offer customers access to programming similar to that offered by traditional cable operators. The primary advantages of wireless cable systems over DTH systems are lower equipment costs and broader availability of local programming. DTH systems, on the other hand, enjoy the advantages of access to a wider variety of satellite programming and the ability to serve areas not serviced by traditional or wireless communications systems. A conventional DTH antenna system costs approximately $1,000 to $3,000 per subscriber, depending on the features of the system, plus monthly fees for access to certain programming. DTH systems typically cannot receive local off-air broadcast channels, however, so DTH subscribers generally are not able to watch local news, weather or sports programs. DTH systems are typically not interactive, thereby precluding a number of high speed data applications.

         Several companies have developed and sell high-powered transmission satellites to distribute high capacity programming to DTH antennas as small as 18" in diameter ("directed broadcasting satellite" or "DBS"). DBS receiver equipment for a single television set is typically approximately $600 per customer, plus installation fees (and monthly subscriber fees), although a number of DBS companies have recently offered equipment and subscription packages at substantially lower initial costs. Due to the cost of DBS satellites and receiving equipment, and because local programming cannot be received on a DBS system, the Company believes wireless cable systems will continue to enjoy a comparative cost and local programming advantage over these satellite systems.

         Other Microwave Systems. The Company's wireless cable operations will typically be broadcast on microwave frequencies in the 28 GHz and 40 GHz ranges. Frequencies other than the 28 GHz and 40 GHz ranges are currently authorized for wireless cable operations in a number of market areas, including frequencies in the 2.5 GHz range and in the 18 GHz range. The Company believes that the 28 GHz and 40 GHz frequency bands provide advantages over other frequency bands, including the ability to transmit data and television signals on the same architecture, its high capacity and its ability to be integrated into different infrastructure.

         Private Cable Systems. Private cable systems also compete with wireless cable systems. Private cable systems are multi-channel television services offered through a wired plant that is similar to a traditional cable system, but they operate under agreements with private land owners to service specific multiple dwelling units. private cable systems may be used in conjunction with wireless cable television operations. Because private cable systems may only be used to provide programming to multiple dwelling unit subscribers (such as hotels and large apartment complexes) the Company believes that wireless cable systems should still enjoy an competitive advantage over private cable-only systems.

Industry Trends

         The Company's business will be affected by industry trends and in order to acquire, maintain and increase its subscriber base, the Company will need rapidly to adapt and modify its practices to remain competitive in light of those trends. These trends include the following:

         Interactivity. Several wireless communications systems operators have recently publicized their intention to develop interactive services. These systems allow the services provider to offer features not generally available to television viewers, including the ability to choose among different camera angles and take part in game shows. The Company anticipates that it may offer interactive capabilities on its wireless cable systems in the future, as additional channel capacity becomes available through digital compression.

         Pay-per-view Services. In recent years, the cable television industry has promoted a service that enables customers to order and pay for individually selected programs. This service, known as "pay-per-view", has been successful for specialty events such as concerts and sporting events, but the cable industry has also been promoting the pay-per-view concept for purchases of movies with the idea of competing directly with video rental stores and theaters. In order for subscribers to subscribe to pay-per-view events, they must have addressable converters, which allow the cable company to control what the subscriber watches without having to visit the subscriber's residence to change equipment. The Company anticipates that all of the converters used in its systems will be addressable, allowing subscribers to receive pay-per-view programming. The Company believes that pay-per-view services will become increasingly popular as additional exclusive events become available for distribution on pay-per-view channels. Certain cable operators have made efforts to increase the use of pay-per-view services by installing "impulse" devices, which make it easier for subscribers to select programming and which do not require a return path to order the program in question. The Company may utilize impulse devices on its converters, particularly in Latin America, where telephone service availability and wireless television service may not co-exist.

         Compression. Several equipment manufacturers have developed digital compression techniques which allow several programs to be carried within the bandwidth that historically carried only one program. Various experts have estimated that compression ratios of up to 10 to 1 are possible. Currently, digital compression systems are the operation in commercial systems which provide compression ratios of as high as 8 to 1. The Company intends to use digital compression technology in its systems where such compression is permitted by governmental regulation and is economically feasible.

         Advertising. Advertising on wireless and traditional cable television systems has been sold by program suppliers, which sell national advertising time as part of the signal they deliver to the cable operators. Advertisers have, however, begun placing advertisements on channels dedicated exclusively to advertising, as well as in the two minutes per hour of "local available time" set aside by program suppliers for insertions in their programming of advertisements sold by the local cable operators. Use of local available time requires automatic "spot insertion" equipment. The Company expects to utilize spot insertion equipment when it becomes economically prudent to do so.

Regulation

         The use of airwaves for microwave transmission is generally subject to extensive government regulation. The amount, type and extent of that regulation varies from country to country. The information set forth in each of the Company's Market Countries summarizes certain government regulations affecting the Company's ability to operate its wireless cable television systems in those markets. The regulatory structure for any particular market is subject to change from time to time, and any such regulatory change could have a material and adverse effect on the particular market in which that change takes place, and/or upon the Company's business as a whole.

     C.   PROPERTIES AND FACILITIES

         Equipment. The Company has entered into an agreement with a wireless communications head-end manufacturer for the lease of head-end equipment at a cost of $10,000 every three (3) months per head-end. At the election of the Company the lease payments can be applied toward the purchase of the equipment. The total purchase price for each system is $60,000. The Company currently leases one such system, which is located in Costa Rica. The Company has ordered two additional head-end systems (which it anticipates it will use in Guatemala and Panama).

         Office Space. The Company shares approximately 2,500 square feet of leased office space at 102 West 500 South, Suite 320, in Salt Lake City, Utah. Under the terms of the Company's agreement with the lessee of the space, the Company is required to make monthly payments of $200. The Company believes the office space is adequate for its current needs.

         Channel Rights. The Company holds license rights (either directly or derivatively) for wireless telecommunications channels it uses in its markets. It generally has acquired those rights pursuant to (i) long-term leases with third party licensees, (ii) arrangements where it is the majority owner of the licensing or leasing entity, or (iii) arrangements which it believes provides it with substantial management control of such licenses or leases. Licenses for wireless communications channels in most markets that meet the Company's market selection criteria have already been granted or applied for. Therefore, in order to build and operate wireless communications systems in new markets where it does not already control a critical number of channels, the Company will have to purchase, lease or otherwise acquire sufficient channel capacity from or with third parties.

         The Company's current interests in channel rights in the various Market Countries are described in the descriptions of the various Market Countries, above.

         Programming. The Company has entered, or expects to enter, into a number of programming contracts with commercial programming suppliers and packagers. These contracts include both master agreements, under which the Company will use specific programming in most or all of its markets, and regional specific contracts, pursuant to which the Company will use programming in regional or country specific markets. As of February 1, 1997, the Company anticipates that its programming offerings will consist substantially of the following:

                          Summary of Programming Rights
Country:
Programming:

New Zealand
Cartoon Network,  TNT, Discovery Channel,  CNN, Television New Zealand (for TV1,
TV2), TV3, Shopping channel, Country Music Television, Dentsche Welle, Sky Television Network, World Radio Network, CNBC, NBC Asia, MCM (Paris), CFI Paris, UIH Australasian Programming Venture.

Venezuela
Master programming schedule(2), plus Canal de Noticias NBS, Cne Canal, CMT, CNBC, Cable Health Club, Dentsche Welle, Hispa Vision, TBN, TVE, Travel Channel Latin America, TV5, Tele-UNO, RA1, Nostalgia, ME/U, MORMusic, GEMS, The Food Channel, Worldnet, RCTV, Globo Vision, Vene Vision, Metro Politano, VTV, and Televen.

Costa Rica
Master programming schedule(2), plus local off air channels.

Panama
Master programming schedule(2), plus local off air channels.

Guatemala
Master programming schedule(2), plus local off air channels.

-----------------------

(1) Programming currently used by the New Zealand hardwire television system to be acquired by AITS.

(2) Consisting of HBO Ole', ESPN International/ESPN2, CNN International/CNN/CNN Headline, TNT Latino America, Cartoon Network Latin America, MTV Latino, Discovery Latin America, Fox Latin American, A&E and USA Latino

     D.   EMPLOYEES.

         At June 30, 1997, the Company had no full-time employees.

     E.   LITIGATION.

         There are no material pending legal proceedings to which the Company is a party or to which the Company's assets are subject.

                            PROFITABILITY MILESTONES

         The wireless telecommunications industry is a relatively new industry which requires sizable amounts of capital to purchase systems and significant capital expenditures to generate subscribers and revenue growth. These activities lead to a large amount of amortization and depreciation expense being recorded. As a result, companies in the wireless communications industry have not historically been profitable.

         In management's opinion, a primary factor in obtaining equity or debt financing in the wireless communications industry is the generation of positive monthly operating cash flow. The Company did not generate a profit during the period from July 31, 1995 through December 31, 1995 or for the fiscal year ended December 31, 1996.

         The  Company's   management  believes  that  the  following  events  or
milestones must or should occur before the Company can begin generating positive monthly operating cash flow:



                                Expected Manner of Occurrence           Date or Number of Months when Milestone
   Event or Milestone           or Method of Achievement                or Events Should be Accomplished

   Build out of data  services  Additional  financing,  either through  Approximately 18 months.
   systems  in  the  Company's  debt or equity fundings.
   Target Markets

   Acquisition  of CVV through  The  purchase  price for the  exercise  The  option  to  acquire  CVV   originally
   exercise of CVV option.      of the  CVV  option  is  $11  million,  expired  on March 31,  1997.  A  principal
                                $7.7  million of which will be paid in  of the  group  holding  CVV  has  verbally
                                cash,  with the remaining $3.3 million  agreed  to  extend  the   option   through
                                in  consideration  to be  paid  in the  August   15,   1997.   There   can  be  no
                                form of the  Company's  common  stock.  assurance  that the Company  will  receive
                                CVV  and  the  Company  are  currently  an  extension of its option to acquire CVV
                                negotiating  a  modification   of  the  after that date,  or that,  if the Company
                                option  to  increase  the value of the  does  extend its  option,  that it will be
                                stock  to  be  delivered  at  closing,  able  to   exercise   the  option  by  the
                                with a  corresponding  decrease in the  extended  date.   There  can  also  be  no
                                cash  to be  delivered.  In  order  to  assurance  the  Company  will  be  able to acquire  CVV, the Company will need to  acquire  an  additional  extension  of the raise,  either  through debt or equity  CVV  option if the  Company is not able to financings,  an amount  sufficient  to  exercise  the  option  before  August  15, pay the  cash  portion  of the  option  1997.
                                exercise price.

   Build out and  operation of  Additional debt or equity financing.    If  the  Company  obtains  additional  and
   data  services  systems  in                                          sufficient  debt or equity  financing,  it
   areas    of   the    Market                                          anticipates  beginning  the  Build  out of
   Countries  other  than  the                                          the  non-Targeted   Market  areas  of  the
   Target Markets.                                                      Market Countries in 1998.

   Build out and  operation of  Additional debt or equity financing.    If  the   Company   is  able   to   obtain
   wireless  cable  television                                          sufficient  debt and/or equity  financing,
   systems   in   the   Market                                          it  anticipates  that it will begin  Build
   Countries                                                            out and  operation of the  wireless  cable
                                                                        television    systems    in   the   Market
                                                                        Countries in 1998.


         The milestones set forth above are subject to a number of business, financial and other contingencies, some of which may be beyond the control of the Company. These contingencies include the following:

         Need for Additional Financing. The growth of the Company's business requires substantial investment on a continuing basis to finance operations, capital expenditures and related expenses for subscriber growth and system acquisition and development. The Company will require additional debt or equity financing or achieve profitability, to cover ongoing operating expenses and capital contributions, to acquire additional wireless cable systems or channel rights in existing or other markets, and to Build out, operate and manage its markets, including the Target Markets. The Company currently estimates that it will require between $10 million and $15 million of additional financing to launch its data services systems in the Target Markets and between $100 million and $250 million to launch its wireless cable television systems. There can be no assurance that such additional funds will be available on satisfactory terms and conditions, if at all. The Company's failure to obtain such additional funds could adversely affect the growth, profitability and operation of the Company, perhaps materially. To the extent future financing requirements are satisfied through the issuance of equity securities (such as in the case of the Company's acquisition of CVV, as described above, then-current investors in the Company may experience dilution in the book value per share of their common stock and/or Series A Preferred Stock. Additional debt could also result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and could render the Company more vulnerable to competitive and economic downturns. Financing could also be obtained by the Company's operating companies or development stage companies from third parties, although there can be no assurance that the Companies operating companies or development stage companies will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Initial Phases of Development. Almost all the wireless projects in which the Company has (or has the right to acquire) an interest are in the early stages of development. Only one operating company, located in Caracas, Venezuela, currently provides wireless cable and/or other communications services on a commercial basis, and that operating company only recently initiated commercial service and generally has a limited number of subscribers. The Company has signed definitive agreements with a number of strategic partners in the Market Countries, but in some cases the parties' have not executed definitive agreements or created definitive legal entities to effect the parties proposed business operations. Even in cases where the Company has executed definitive agreements with third parties in a particular market, there can be no assurance that the Company will be able to perform its obligations under those agreements or that the terms of the Company's participation in the operating company or development stage project for that market will not be modified in a manner that could be materially adverse to the Company.

         The successful development and commercialization of the Company's markets will depend on a number of significant financial, logistical, technical, marketing, legal, regulatory and other factors. In addition, there can be no assurance that the Company's proposed systems will not encounter engineering, design or operational problems, and there can be no assurance the Company can successfully develop any of its existing or planned development stage projects, or that those projects or any of the operating companies in which the Company has or acquires an interest will achieve commercial success.

         Risks of Foreign Investment. The Company has invested substantial resources outside the United States and plans to make additional and continuing investments in countries outside the United States in the future. The Company does not currently anticipate that it will acquire, or invest in, any wireless communication assets or operations within the United States.

         Governments of many developed countries have exercised and will continue to exercise substantial influence over many aspects of private business enterprise. Local governments own or control companies that are or may in the future become competitors of the Company, or companies upon which the operating companies and development stage projects in which the Company has an interest may depend for required services or materials. Governmental actions in the future could have a significant effect on the economic conditions and many of the market areas in which the Company intends to, or has, invested, and otherwise may have a material adverse effect on the Company and its operating companies and developmental stage projects. The Company's interest in some or all of the Market Countries could be adversely affected by expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments over which the Company has little or no control.

         The Company does not currently carry political risk insurance in the market areas in which it conducts, or intends to conduct, business. Moreover, applicable agreements relating to the Company's interests in the Market Countries are frequently governed by foreign law. Therefore, it may be difficult for the Company to enforce its rights under the agreements relating to its rights.

         Difficulties  and   Uncertainties  of  New  Industry.   Wireless  cable
television and data services are relatively new industries with a short operating history. As a result, the Company may experience difficulties and uncertainties normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increases in competition, advances in technology and changes in laws and regulations.

         License and Lease Issues. The Company will be required to rely on the existence of, and continuing ability to use or exploit, telecommunications licenses which are typically granted by governmental agencies on an exclusive basis and for limited terms. There can be no assurance these governmental agencies will not seek unilaterally to limit, revoke or otherwise adversely modify the terms of any licenses they have granted or may in the future grant in which the Company may have direct or derivative interest, and the Company may have very limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals of these licenses will be granted upon their expiration or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms.

         Licenses may also be subject to significant operating restrictions or conditions, including restrictions relating to the implementation or construction of system improvements, commercialization, subscriber rates, royalties and other specified deadlines or conditions which, if not satisfied, could result in the loss or revocation of a license. There can be no assurance that, if the Company is able to obtain a required license or license right, those operating conditions will be satisfied and, as a result, that any such licenses would not be lost, revoked or otherwise modified in a manner which is materially adverse to the Company or its business operations.

         Operating, Management and Other Market Agreement Issues. The Company anticipates that it will depend on one or more local partners (or other parties) in each of its market areas to obtain the use of required licenses, to conduct business operations in those markets, and to facilitate the Company's business operations with other local entities, including governmental authorities. The Company would be dependent on these strategic partners, although there can be no assurance that these strategic partners will perform in accordance with the terms of any agreements they have with the Company.

         Under the terms of the Company's agreements with its strategic partners in a number of the Market Countries, under the proposed terms of a number of the agreements for the pending acquisition markets and under the terms of the Company's agreements with LatinCom, the Company will have obligations to fund substantial system construction and development costs. Any such construction and development will be capital intensive and the Company will be required to seek continuing sources of financing to fund working capital needs, capital expenditures and other cash requirements. The Company's failure to obtain such financing could have a material adverse effect on the Company, including its relationships with its strategic partners and, among other things, could result in the loss or revocation of licenses held by the operating companies in the Market Countries. There can be no assurance the Company will be able to obtain or secure financing sufficient to fund its capital expenditure obligations.

         In market areas where the Company will be required to construct wireless communications networks or additions to existing wireless communications networks, that construction activity may require the operating companies and developmental stage companies to obtain qualified subcontractors and necessary equipment on a timely and cost effective basis, the availability of which could vary significantly from country to country. Construction projects may be subject to cost overruns and delays not within the control of the operating company or its subcontractors, such as delays caused by acts of governmental entities, financing or catastrophic occurrences.

         Among its other strategic alliances, the Company has joined with FondElec in the formation of LatinCom. LatinCom was formed for the purpose of acquiring, developing, owning and operating wireless communication rights and systems in Peru, Argentina, Mexico and Brazil. There can be no assurance that LatinCom will be able to acquire, develop or operate any wireless communications systems and, if it fails to do so, the Company may be precluded from acquiring or operating wireless communications in the countries in which LatinCom was formed to operate. Further, although LatinCom was formed for the purpose of acquiring and operating wireless communications systems in specific South American and Latin American countries, there can be no assurance that it will not develop contacts or learn of marketing opportunities in other Latin or South American countries, including countries in which the Company has or may have an interest. As a result, there could be potential conflicts between the business operations of the Company and LatinCom.

         Default on Agreements. The Company is in technical or financial default under agreements to acquire communication rights in New Zealand. The Company has obtained waivers of, or has been informed by the parties in which it has contracted, that those parties will waive those defaults if the Company is able to cure them. There can be no assurance the Company will be able to cure any existing or future defaults under any of its agreements to acquire wireless communication rights in the Market Countries, and there can be no assurance that the parties with which the Company has contracted relating to those rights will waive any such existing or future defaults. The Company's failure to cure any existing or future defaults in its agreements could result in the forfeiture by the Company of its rights under those agreements, claims against the Company for damages and/or added expense and cost of defending its contractual rights. The Company also did not exercise its option to acquire CVV prior to its original expiration date, March 31, 1997. Pursuant to the terms of the option, CVV and the Company have executed extensions of the option to provide the Company with the continuing right to acquire CVV through June 30, 1997. A principal of the group holding CVV has verbally agreed to extend the option through August 31, 1997. Although the Company believes that the shareholders of CVV will honor those extensions, there can be no assurance they will do so.

         Currency and International Risks. A number of the markets in which the Company currently has engaged, or intends to engage, in business has experienced substantial rates and inflation and resulting high interest rates, sometimes for a period of many years. Inflation and fluctuations in interest rates could have a material adverse effect on the Company's operations and business. Further, the value of the Company's investments in its overseas operations will depend, in part, on currency exchange rates between the United States dollar and applicable local currency. The Company does not intend to hedge, and has not in the past hedged, against foreign currency change rate risks.

         Distributions under the payments the Company receives from operating subsidiaries or affiliates in the future may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating. United States corporations may generally claim foreign tax credits against their United States federal income tax expenses for any foreign withholding taxes held or actually paid with respect to companies in which the Company owns 10% or more of the voting stock. The Company's ability to claim any such foreign tax credits and to utilize net foreign losses is, however, subject to limitations and restrictions.

         Governmental Regulation. The Company's business operations are subject to extensive governmental regulation. This regulation can take the form of limitations on the number of persons who can hold the governmental franchises, service requirements, restrictions on foreign ownership and subscriber rates, instruction requirements and programming content restrictions, among others. There can be no assurance that material and adverse changes in the regulation of the Company's existing or future operations will not occur.

         Control of Operating Companies. The Company intends to acquire, where possible under local law, majority interests in each of its operating and developing stage companies. Applicable local laws may, however, restrict the interest the Company may acquire in those entities due to limitations on foreign investments in such markets. In such cases, the Company intends to acquire minority equity positions in the relevant operating company or development stage company which, combined with other interests the Company will acquire in the same market in management companies, licensees or other entities will result in the Company obtaining and maintaining substantial control over the business operations in any such market. Nevertheless, there can be no assurance that the Company will, in fact, obtain majority interests in all of its markets, or obtain voting, equity or management positions which could prevent the Company's strategic partner in a particular market from implementing strategies or business decisions inconsistent with those favored by the Company.

         Dependence on Programming and Data Service Providers. The success of the Company's wireless communications operations will depend, in part, upon its ability to provide programming and data services for its subscribers. The Company has entered into, or has begun negotiations to acquire, programming contracts with a number of programming providers, including CNN, HBO, MTV, The Discovery Channel and others. There can be no assurance, however, that the Company will be able to obtain programming contracts with such entities, or others, or that it will be able to do so upon terms which it believes are economically advisable.

         Possible Non-Consummation of Pending Acquisitions. The Company has entered into definitive agreements or letters of intend to acquire wireless communications rights in the Company's Market Countries, but the consummation of each of those transactions is subject to certain conditions. There can be no assurance that the Company will enter into definitive agreements with any parties with which it currently only has letters of intend. Upon its acquisition of rights in a number of the Market Countries, the Company will be required to invest significant capital and management time in order to develop and/or expand the systems in those market areas. Most of the Company's wireless communications rights do not constitute operating systems and currently consist only of groups of channel rights in specific market areas. They do not include any programming agreements, subscribers or transmission or reception equipment. There can be no assurance that the Company will able to Build out, operate and expand those systems successfully.

         Forward-looking statements. This report contains forward-looking statements, which are not historical fact. Such forward-looking statements include the Company's plans to launch wireless telecommunications systems in Latin America and New Zealand. Those statements also include the Company's expectations concerning factors affecting the markets for its services, such as government regulations, competitive factors, and demand growth for the services. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the Liquidity and Capital Resources section of this report and other risks detailed within this report. The forward-looking statements are made as of the date of this report.


                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

         The Company has not declared or paid any dividends to the holders of its Common Stock or Series A Preferred Stock.


                                   MANAGEMENT

         Directors, Executive Officers and Other Key Employees.

         The Company's directors, executive officers and key employees, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers, with the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers. The Company's board of directors is currently comprised of three members, each of whom is elected for a term of one year. Executive officers are chosen by and serve at the discretion of the board of directors.


           Person                        Age         Position

           Lance D'Ambrosio              40          President and Director

           Paul Gadzinski                42          Executive Vice President

           Anthony Sansone               32          Secretary and Treasurer

           Troy D'Ambrosio               36          Director

           George Sorenson               41          Director


         Lance D'Ambrosio -- Mr. D'Ambrosio is the President and Director of the Company, and holds other executive officer and director positions in the Company's subsidiaries and affiliates. Mr. D'Ambrosio is responsible for the Company's acquisitions, strategic planning and mergers, and is responsible for all financing plans for the Company. Since 1992 Mr. D'Ambrosio has served as the President, Chief Executive Officer and a Director of TTI, has acted as the President and a Director of WHI and has held executive offices and/or director positions in WHI's subsidiaries. Between 1987 and 1992, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation. During this period, Mr. D'Ambrosio was also the President of First Eagle Investment, a securities broker/dealer. He was also President of Tri-Bradley Investments of Utah, which was primarily involved in raising venture capital for investments in high-tech companies. Mr. D'Ambrosio holds a Bachelor of Science in Marketing and Management from the University of Utah, which he received in 1979.

         Paul Gadzinski -- Mr. Gadzinski is the Executive Vice President of the Company. Since 1994, Mr. Gadzinski has also served as Vice President for Market Development for TTI and as Vice President of Marketing for WHI. Between 1989 and 1994, Mr. Gadzinski served as Director of Marketing, and was subsequently promoted to Vice President and General Manager, of Cross-Country Wireless Cable, a 40,000 plus subscriber wireless cable system located in Riverside, California, that recently was acquired by Pacific Telesis Group. Between 1985 and 1989, Mr. Gadzinski was the Marketing Director and Operations Manager of Cable Vision International, a traditional cable operation located in Luquillo, Puerto Rico (which now does business as TCI Cable Vision of Puerto Rico, Inc.). Mr. Gadzinski received an Associate of Arts degree in Small Business Management from Santiago Community College.

         Anthony Sansone -- Mr. Sansone is a Director and the Treasurer of the Company and serves as its Controller. Mr. Sansone is also the Treasurer and Controller of TTI and has served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah in 1991.

         Troy D'Ambrosio -- Mr. D'Ambrosio is a Director of the Company and also served as a Director of TTI. Mr. D'Ambrosio is the Manager of Customer Relations for Wasatch Advisors, a mutual fund and investment services entity. Between November of 1993 and September of 1996, Mr. D'Ambrosio held executive positions in TTI, where he served as Vice President of Administration, Secretary and a Director, and also served in executive positions and as a director of WHI and its subsidiaries. Between July of 1992 and November of 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores, most recently as Vice President of Corporate Communications and Government Relations. Mr. D'Ambrosio received a Bachelor of Arts degree in Political Science from the University of Utah in 1982.

         George Sorenson -- Mr. Sorenson is a Director of the Company and also served as a Director of TTI. Mr. Sorenson is a Principal in FondElec Group, Inc., which invests in energy and electricity markets in Latin American, and advises United States corporations on their investments in that area. FondElec is also a 45% shareholder in LatinCom. Between 1990 and 1992, Mr. Sorenson was the Associate Director of Bear, Sterns & Co., Inc. where he was principally responsible for its international investment banking in the far east and coordinated product development, marketing and account coverage for Japanese accounts in New York and Tokyo. Between 1983 and 1990, Mr. Sorenson worked for Drexel Burnham & Lambert, Inc., most recently as a Senior Vice President in Tokyo, Japan, where he managed the company's high yield bond operations in Asia. Mr. Sorenson received a Bachelor of Arts degree in Finance from the University of Utah in 1979 and a Masters in International Business Management in 1981 from the American Graduate School of International Management.

         The Board of Directors currently has no committees, but anticipates that it will form three standing committees: the Executive Committee, the Audit Committee, and the Compensation Committee. The Executive Committee will be vested with the authority to manage the Company's affairs between scheduled meetings of the Board of Directors. The Audit Committee will be primarily charged with the review of professional services provided by the Company's independent auditors, the determination of the independence of such auditors, the annual financial statements of the Company and the Company's system of internal accounting controls. The Audit

Committee will also review such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The Compensation Committee will be charged with the responsibility of reviewing executive salaries, administering bonuses, incentive compensation and stock option plans of the Company, and approving the salaries and other benefits of the executive officers of the Company. The Compensation Committee will also consult with the Company's management regarding pension and other benefit plans, and the Company's compensation policies and practices in general.

Director Compensation

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board, or for any other services rendered to the Company, but are reimbursed for expenses they incur in connection with attending Board or committee meetings.

Executive Compensation

         During the Company's fiscal years ended December 31, 1995 and 1996, none of the Company's executive officers received any cash compensation, bonuses, stock appreciation rights, long-term compensation, stock awards or long-term incentive rights from the Company. As set forth in the chart below, however, during 1996 one of the Company's executive officers received options to acquire shares in TIC, which were subsequently assumed by and converted into options to acquire shares of the Company's Series A Preferred Stock in connection with of the TIC Transaction, none of which has been exercised. The options were granted to the executive in exchange for services to TIC. No executive officers received any stock options during 1995 or 1996 for services to the Company. The options assumed by the Company as part of the TIC Transaction are as follows:

                                           Number of  Securities
                                           Underlying Options     Exercise
                                                                  Price           Expiration
                    Name                                          ($/Share)       Date(1)

                    Paul Gadzinski         39,962                 $.0625          2001


         1 The options expire on the 5th anniversary of the date of their grant.


Employment Agreements

         The Company has not entered into employment contracts with any of its executive officers, but it anticipates doing so in the near future. The Company anticipates that any such contracts will contain standard terms normally found in employment agreements for wireless communications industry executives, including provisions regarding incentive bonuses, benefits, reimbursement of expenses, termination by reason of employee breach and termination resulting from changes in control.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions either engaged in or proposed to be engaged in by the Company involving its executive officers, directors, 5% stockholders and immediate family members of those persons:

LatinCom, Inc.

         The Company is an investor in LatinCom, Inc., a Delaware corporation that is in the business of acquiring, owning and operating wireless communications systems in Peru, Brazil and Mexico (the "LatinCom Markets"). The Company holds a 45% interest in LatinCom, and the remaining 55% is held 45% by FondElec, 8% by certain officers and directors of the Company and 2% by a third party. The 10% not held by the Company or FondElec is non-dilutable. One of the members of the Company's board of directors is a principal of FondElec.

         The Company and FondElec formed LatinCom for the purpose of capitalizing on certain proprietary relationships, contracts and information relating to the wireless communications industry that were developed by FondElec in the LatinCom markets. The Company and FondElec believed that, by combining FondElec's proprietary relationships and information with the Company's expertise in wireless communications, they could more easily and economically acquire and exploit wireless communication's rights in the LatinCom markets.

         Upon the formation of LatinCom, each of the Company and FondElec contributed to LatinCom their interests in certain wireless communications development activities and rights relating to the country of Peru. In addition, both the Company and FondElec have agreed to loan to LatinCom, on a continuing basis, amounts sufficient to fund LatinCom's operations. In order to maintain FondElec's and the Company's equal positions in LatinCom, those loans will be made 50% by FondElec and 50% by the Company.

         Currently, the Company anticipates that LatinCom's wireless communications development activities will be contractually limited to its development activities in Peru, Brazil and Mexico. There can be no assurance, however, that LatinCom may not attempt to develop or acquire wireless communication rights in other countries, including countries in which the Company has or may acquire wireless communication's rights or enter into negotiations for those rights. Further, because FondElec is a shareholder in both the Company and LatinCom, and because the officers and directors of the Company who own interests in LatinCom will also manage the operations of the Company, conflicts may arise between the interests of LatinCom and the Company. There can be no assurance that those conflicts will be resolved in favor of the Company. The Company anticipates the shareholders of LatinCom will enter into an agreement regarding their rights and duties as shareholders and which sets forth certain limitations and restrictions on the transfer or encumbrance of their interests and the scope of LatinCom's business operations and market areas. The Company further anticipates that the agreement will contain and be subject to other provisions normally found in shareholder agreements.

Services Agreement.

         On January 1, 1997, TIC entered into a services agreement with Bridgeport Financial, Inc. The principal of Bridgeport Financial is the father of Lance D'Ambrosio and Troy D'Ambrosio, officers and directors of the Company. Under the terms of the agreement, TIC retained Bridgeport Financial to provide TIC with certain advisory and other services relating to the acquisition, ownership and operation of wireless cable television, telephony and data transmission services in Central and South America, Europe and Asia. In consideration for these services, TIC agreed to pay Bridgeport Financial, on a continuing basis and in arrears, an amount equal to (i) two percent of the first $50 million of TIC's gross annual revenues, and (ii) one percent of TIC's gross annual revenues in excess of $50 million from all sources. The minimum amount payable to Bridgeport Financial in the first contract year, however, is $150,000. The amounts payable with respect to the first contract year are due and payable upon the earlier of 15 days after the end of the contract year, or five days after the receipt by TIC or its successors of the proceeds from an equity or debt financing of at least $3 million. Thereafter, the amounts due Bridgeport Financial under the agreement are due and payable within 15 days of the end of each month. For purposes of calculating the amounts due under the services agreement, the gross annual revenues of TIC include all of the revenues of its parent or subsidiaries, and its parent's subsidiaries, provided that if any subsidiary is not held 100% by TIC or its parent, the revenue of that subsidiary is attributed to TIC only to the extent of TIC's or its parent's ownership of that subsidiary. The agreement contains a specific exclusion for any gross revenues attributed to TIC from the operations of wireless communication rights in New Zealand.

         The term of the services agreement is for five years and it automatically renews for successive periods of one year unless either party notifies the other of its election not to renew the agreement at least 60 days before the end of the current term. The agreement may be terminated at any time by TIC in the event of any occurrence of TIC's cessation of its active business operations, Bridgeport Financial's failure or refusal to perform the services in accordance with the terms of the agreement, if Bridgeport Financial or its principal is charged with or convicted of any felony, if Bridgeport Financial breaches its duties or obligations under the agreement and fails or refuses to correct that breach within 10 days after written notice by TIC, or upon the issuance of any final binding order of a governmental authority having jurisdiction rendering the agreement invalid or unenforceable. Bridgeport Financial may terminate the agreement at any time if TIC breaches its duties or obligations under the agreement and fails or refuses to correct any breach within 10 days after written notice.

         The services agreement also contains provisions pursuant to which Bridgeport Financial acknowledges and agrees that all customer accounts for which Bridgeport Financial provides services under the agreement are the sole and exclusive customers, accounts and proprietary contacts of TIC and that, during the term of the agreement and for a period of one year after its termination, Bridgeport Financial will not enter into any business operations in direct or indirect competition with the business of TIC or in any current market of TIC. The Services Agreement replaces a prior agreement between Bridgeport
Financial and TIC, pursuant to which TIC was obligated to pay Bridgeport Financial the sum of $5,000 per month. The Services Agreement is binding upon any successor or assignee of TIC and, as a result of the merger between TIC and the Company's wholly-owned subsidiary, NewWCCI, Inc., the provisions of the Services Agreement will apply to the gross revenues generated by TIC, the Company and their respective subsidiaries. A copy of the services agreement is attached hereto as Exhibit 10.6.

TIC Transaction

         In February, the Company's wholly-owned subsidiary, NewWCCI, Inc. merged with and into TIC. TIC was the surviving entity in the transaction. For a more detailed description of the merger, see the section entitled "Business" above.

         A number of the shareholders of TIC also serve as officers and directors of the Company. In addition, the father of the Company's president was the majority shareholder of TIC and, as a result of a TIC Transaction, currently holds a majority of the Company's voting power on a common stock equivalent basis. See "Principal Stockholders" below.

                             PRINCIPAL STOCKHOLDERS

         As a result of the TIC Transaction in February, 1997, the former stockholders in TIC acquired a significant portion of the voting power of the Company. The TIC Transaction took place subsequent to the end of the Company's fiscal year (December 31, 1996). Because of the significance of the changes in the identity and percentage ownership rights of the Company's principal stockholders resulting from the TIC Transaction, the following table sets forth the beneficial ownership of the Company's Common Stock and Series A Preferred Stock at April 30, 1997. The table describes the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has voting and dispositive power of the shares listed opposite such person's name. The offices and positions shown in parentheses after the name of certain of the persons shown below state the current offices and positions held by those persons in the Company's management. Unless otherwise indicated, each such person (either alone or with family members) has been deemed to have authority or dispositive power of the shares listed:


                                                     Shares Owned Beneficially


                                                                                      Percent of
                                   Name                  Class                        Class1
                                                                      Number

                   Lance D'Ambrosio                      Common          290,5332      7.97%
                   (President, Director)                 Preferred    359,6602        15.00%
                   3276 E. Almira Court
                   Salt Lake City, Utah

                   Troy D'Ambrosio                       Common          33,096       *
                   (Director)                            Preferred    199,811          8.33%
                   2914 Nila Way
                   Salt Lake City, Utah

                   Paul Gadzinski                        Common       24,249          *
                   (Executive V.P.)                      Preferred    39,9625          1.63%
                   6649 Wintertree Dr.
                   Riverside, California

                   Anthony Sansone                       Common       4,850           *
                   (Secretary/Treasurer)                 Preferred    39,963           1.63%
                   3692 South 645 East
                   Salt Lake City, Utah

                   George Sorenson                       Common       14,1454         *
                   (Director)
                   12 Fairgreen Lane
                   Old Greenwich, Connecticut

                   George D'Ambrosio                     Common       471,2913        12.93%
                   5451 South 1410 East                  Preferred    1,192,8723      49.75%
                   Salt Lake City, Utah

                   FondElec Group, Inc.                  Preferred    359,660         15.00%
                   333 Ludlow Street
                   Stamford, Connecticut

                   All  directors  and  officers  as  a  Common       366,873         10.06%
                   group (5 persons)                     Preferred     639,396        26.67%

*Less than 1%


     1 Assumes 3,645,833 outstanding shares of Common Stock and 2,397,732 outstanding shares of Series A Preferred Stock. Does not assume the exercise of any  outstanding  options or the exercise of any warrants  issued in  connection  with the placement by the
Company of certain secured  promissory notes. See  "Management's  Discussion and Analysis of Certain Relevant Factors" and "Market
Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters."

     2 Includes  shares held in the name of Mr.  D'Ambrosio and shares held in the name of entities over which Mr.  D'Ambrosio has voting and/or beneficial control and for which he does not disclaim beneficial ownership.

     3 Includes  shares held in the name of Mr.  D'Ambrosio and held in the name of entities over which Mr.  D'Ambrosio has voting and/or  beneficial  control  and for which he does not  disclaim  beneficial  ownership.  Mr.  D'Ambrosio  is the  father of Lance
D'Ambrosio and Troy D'Ambrosio.

     4 Mr. Sorenson is also a principal of FondElec Group, Inc. Mr. Sorenson disclaims  beneficial  interest in the shares held by
FondElec Group, Inc. and SC Tampa, Inc.

     5 Includes options to acquire 39,962 shares of Series A Preferred Stock, none of which have been exercised.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            CERTAIN RELEVANT FACTORS

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this report.

Overview

         The Company is in the business of acquiring, developing and operating wireless communications systems, primarily through interests in operating and development companies conducting business in Latin and South America and New Zealand. The Company currently has, or has the right to acquire, interests in wireless communications systems or channel right groupings in five markets. As of March 1, 1996, one of these market areas has an established wireless communications commercial operation.

         The Company owns or has entered into letters of intent or agreements giving it the right to acquire a 92.5% interest in the licensee of the rights to the 27.5 to 29.5 GHz frequency bands in Costa Rica, a 70% interest in the 27.5 to 28.5 GHz frequency bands in Guatemala (and the right to acquire an additional 10% interest), a 90% interest in the licensee of the 27.5 to 29.5 GHz frequency bands in Panama, a 94.9% interest in the licensee of four channels in the 2.5 GHz frequency band and channels in the 40 GHz frequency band in New Zealand, and a 5.9% interest (as of April 7, 1997) in the licensee of the 27.5 to 29.5 GHz frequency bands in Venezuela. The Company also has the rights to acquire an additional interest in the Venezuela licensee (up to a total of approximately 11.53%), as well as 100% of the lessee of the Venezuelan licenses. Further, the Company owns a 45% interest in LatinCom, Inc., a Delaware corporation that is negotiating with various wireless communications right holders in Mexico, Brazil, Argentina and Peru. The Company also has entered into an agreement to acquire 100% of a small hardwire cable television system in Far North, New Zealand.

         The Company generally invests in non-operating wireless projects or channel right groupings in under-developed countries. Those projects typically have neither cash flow nor revenue to support operating costs, working capital or capital expenditures. In addition, when any such projects become operational, and to the extent they generate positive cash flow, the continuing capital investment required to satisfy the requirements of those projects (as well as increasing operating expenses and working capital requirements) typically result in little or no excess funds being available for distribution to shareholders. As a result, the Company anticipates that its operating companies and development stage companies will not pay any cash dividends or other cash distributions to the Company in the near future.

         Since its inception, the Company has sustained net losses and negative cash flow, due primarily to start-up costs, expenses and charges for depreciation and amortization of capital expenditures and other costs related to its acquisition and development of its wireless communications systems and license rights. The Company expects to continue to experience negative cash flow through at least 1997, and may continue to do so after it develops and expands its wireless communications systems, even if individual systems of the Company become profitable and generate positive cash flow. Unless the Company is able to generate sufficient revenue or acquire significant additional debt or equity financing to cover its present and ongoing operation costs and liabilities, there is substantial doubt about its ability to continue as a going concern.

         The Company's assets consist primarily of two groups -- those assets the Company acquired as a result of the Separation, and those it acquired in its recent transaction with TIC. The financial statements included as part of this report as described in this section include audited consolidated financial statements for the year ended December 31, 1996 and for the period from July 31, 1995 (date of inception) through December 31, 1995. Due to the Company's limited history and recent acquisitions, it is the opinion of management that a year-to-year comparison of revenues and expenses is not meaningful to an understanding of the Company's operations.

         For the 12 months ended December 31, 1996, the Company had no revenues, but incurred total expenses of $715,561. These expenses were comprised of $247,915 in professional fees, $2,600 in depreciation expenses, $308,195 in amortization expenses and lease expenses which are directly related to the Company's New Zealand wireless assets, $78,134 in general and administrative expenses, and $78,717 in interest expense relating to a loan commitment agreement between the Company and TTI, as described below. The total expenses of $715,561 were reduced by minority interest in the loss of the Company's New Zealand assets of $17,607, to arrive at the total net loss of $697,954.

         For the 5 months ended December 31, 1995, the Company had no revenues, but incurred total expenses of $161,703. These expenses were comprised of $17,935 in professional fees, $1,085 in depreciation expenses, $128,921 in amortization expenses and lease expenses which are directly related to the Company's New Zealand assets, $7,323 in general and administrative expenses and $6,439 in interest expense related to the loan commitment between TTI and the Company. The total expenses of $161,703 were reduced by minority interest in the loss of the Company's New Zealand assets of $6,575, to arrive at the total net loss of $155,128.

         Liquidity and Capital Resources. At December 31, 1996, the Company's current liabilities exceeded its current assets by $199,786. The Company's business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to the Company's continued operation and expansion. There can be no assurances, however, that the Company will be able to acquire or generate sufficient capital to build-out its existing channel rights or acquire other channel rights (in operating systems or otherwise). Further, the Company expects to incur net losses for the foreseeable future, although it anticipates that its individual systems may generate positive monthly operating cash flow approximately 24 to 36 months after start up.

         As of December 31, 1996, the Company had current assets of $245,437, compared to $203,037 as of December 31, 1995, for an increase of $42,400. The increase in current assets was primarily due to an increase in cash as a result of increased borrowing. The Company invested $440,000 in a Venezuelan license company during the year ended December 31, 1996. License rights decreased $169,166 from $1,092,333 as of December 31, 1995 to $923,167 at December 31, 1996 due to amortization expense. The Company also made loans to TIC, which subsequently merged with and into a subsidiary of the Company in connection with the TIC Transaction, in the amount of $120,234 during the year ended December 31, 1996.

         The Company had current liabilities of $445,223 as of December 31, 1996 compared to $218,851 as of December 31, 1995, for an increase of $226,372. The increase in current liabilities was due to an increase in accounts payable relating to start up expenses. Minority interest in subsidiaries decreased $17,607 from $49,612 as of December 31, 1995 to $32,005 at December 31, 1996 due
to minority interest in loss of subsidiary. Long term debt increased $880,602 from $238,406 at December 31, 1995 to $1,119,008 at December 31, 1996. The
increase was due to additional advances by TTI, and the related accrued interest, under the terms of a loan commitment as described below, and loans from a third party. Common stock and additional paid in capital increased by $1,458 and $37,997, respectively, between December 31, 1995 and December 31, 1996, due to the June 1996 issuance of 145,833 shares of the Company's Common Stock for $1,600 in cash.

         The Company anticipates that it will obtain financing necessary to fund its future operations through loans, equity investments and other transactions. While there can be no assurance that the Company will secure such funding, the Company is currently in negotiations to obtain third-party financing of between $500,000 and $20,000,000 for its activities and management believes (but can give no assurances) that this funding can be obtained under terms satisfactory to the Company. The Company anticipates that such funding would be in the form of secured or unsecured loans and/or equity investments. The terms and mix of any such funding will be contingent on a number of factors, including the proportion of the funding that takes the form of secured debt (versus equity), the type of security interest the Company is able to provide the third parties if the funding is structured as a secured loan, the prevailing interest rates at the time of that funding, the third party's other investment opportunities and other factors, some or all of which may be beyond the control of the Company. In the event the Company is unsuccessful in completing these financing arrangements or in obtaining substitute financing or funding commitments, the Company would have difficulty in meeting its operating expenses, satisfying its existing or future debt obligations, or succeeding in acquiring, developing or operating its wireless communications systems or adding subscribers to such systems. If the Company does not have sufficient cash flow or is unable otherwise to satisfy its debt obligations, its ongoing growth and operations could be restricted or the viability of the Company could be materially and adversely affected.

         The Company has taken several actions which it believes will improve its short term and ongoing liquidity and cash flow. These actions include establishing policies designed to conserve cash and control costs, and pursuing additional financing and capital resources, as described herein.

         In early 1997, subsequent to the period covered by this report, the Company offered to certain investors secured promissory notes in the aggregate principal amount of $1,600,000, together with warrants to acquire shares of the Company's common stock. The offering was subject to no minimum or escrow provisions, although the minimum subscription per investor was $50,000 in principal amount (subject to the Company's discretion to accept subscriptions for lower principal amounts from any individual investor). Through June 30, 1997, the Company sold $725,000 in principal amounts of these secured promissory notes.

         The offerees of the secured promissory notes were accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. At the election of the Company, it also reserved the right to sell the secured promissory notes and warrants to up to 35 persons who were not accredited investors. The secured promissory notes and warrants were placed by the Company's officers and directors on a best efforts basis.

         The amounts due under the secured promissory notes bear interest at the rate of nine percent (9%) per annum and, subject to the terms of the documents relating to the issuance of the secured promissory notes related to acceleration, are due on January 31, 2002. All interest under the secured promissory notes is to be paid semiannually on each June 30 and December 31.

         The secured promissory notes are secured by a pledge of the Company's interests in its New Zealand and Venezuelan wireless communication's rights, its interest in LatinCom and by the pledge by certain of the Company's shareholders of their shares in the Company. The Company's largest shareholder has also granted the holders of the secured promissory notes a proxy to vote his shares in the Company in the event of a default by the Company under the secured promissory notes.

         The holders of the secured promissory notes will also receive the right to acquire from the Company, at any time and from time to time through January 31, 2002, shares of the Company's common stock at a purchase price equal to the "purchase price" as that term is defined in the secured promissory note documents. The warrants allow the holders of the secured promissory notes to acquire, in the aggregate, shares of the Company's common stock at the Purchase Price having an accurate value of $1,600,000 (assuming the purchase of all of the secured promissory notes offered by the Company). Under the terms of the warrants, the warrant holders will be protected from certain types of dilution. The Company has also granted the holders of any shares acquired pursuant to the warrants certain demand and "piggyback" registration rights. Subject to the limitations set forth in the Registration Rights Agreement, those rights allow the holders of the shares acquired pursuant to the exercise of the warrants to include those shares in a registration statement relating to a registered public offering of the Company's common stock.

         The Company has also borrowed funds under a loan commitment from TTI (the "Commitment"). Under the terms of the Commitment, TTI agreed to loan the Company up to $1,000,000, which will be repaid, together with interest at the rate of 8% per annum, on August 1, 2001. At the Company's option, however, its obligations to TTI may be converted into a term loan (payable in monthly payments of principal and interest) with a maturity date of 10 years from the first day of the month following the conversion if (i) the Company is not in default under the Commitment, (ii) there has been no material change in the Company's financial condition which TTI reasonably determines to be materially adverse to the Company or which materially increases TTI's risk of non-payment,
(iii) the construction and build-out of the Company's systems are, in the sole opinion of TTI, occurring in accordance with the projected schedule agreed to by the parties, and (iv) the Company provides TTI with certain documentation, including information regarding the uses of the amounts advanced by TTI under the Commitment.

     The amounts advanced under the Commitment may be used only for (i) acquiring, owning, building out and operating wireless communications systems and operations and (ii) the payment of general administrative and office expenses incurred by the Company in connection with those operations, all in accordance with the budget to be agreed upon by the parties. No amounts advanced under the Commitment may be used for general investment purposes unless an investment is for a period of not more than 30 days and pending the expenditure of those funds in question for approved purposes. At the request of TTI, the Company has agreed to grant it a security interest in all or a part of its assets to secure the Company's repayment obligations. As of December 31, 1996, $996,707 plus accrued interest of $47,301 was outstanding under the Commitment.


PART II

                 MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
                   COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         There has been no established public market for the Common Stock or Series A Preferred Stock of the Company. The Company cannot predict the effect, if any, that future sales of shares of common stock are Series A preferred stock, or the availability of such shares for sale, will have any market price prevailing from time to time on the Company's equity securities. Future sales of substantial amounts of stock (whether common or preferred) could adversely affect the prevailing market prices of the Company's outstanding equity securities.

         All of the currently issued and outstanding shares of the Company's Common Stock and Series A Preferred Stock were issued by the Company in transactions which the Company believes did not involve public offerings. All 3,500,000 shares of Common Stock issued in connection with the Separation, are freely tradable, but all other shares of common stock and Series A Preferred Stock currently outstanding are "restricted securities," as that term is defined in the federal securities laws, and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom. All or a portion of the restricted shares may in the future become eligible for sale in the public marketplace in reliance on Rule 144, subject to the volume and other restrictions contained therein.

         The secured promissory notes and warrants currently being offered by the Company have not been registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The secured promissory notes and the warrants constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         On September 5, 1996, Deloitte & Touche LLP replaced Jones, Jensen & Co. as independent certified public accountants for the Company for the year ending December 31, 1995. Jones, Jensen & Co.'s relationship with the Company was not terminated because of any resolved or unresolved disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The decision to change the Company's independent accountants from Jones, Jensen & Co. to Deloitte & Touche LLP was recommended and approved by the Company's Board of Directors.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Paragraph 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own 10% or more of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission if the Company and its equity securities meet certain requirements. The Company has not received or reviewed any filings under Section 16(a) for any Reporting Person, including any filing on Forms 3, 4 or 5. The persons constituting the Reporting Persons are described in the section entitled "Principle Stockholders."

                               REPORTS ON FORM 8-K

                                      None

PART F/S

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS


      Item                                                              Page

      Independent Auditors= Report                                      52

      Consolidated Balance Sheets                                       53

      Consolidated Statements of Operations                             54

      Consolidated Statements of Stockholders= Equity                   55

      Consolidated Statements of Cash Flows                             56

      Notes to Consolidated Financial Statements                        57

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Wireless Cable & Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Wireless Cable & Communications, Inc. and subsidiaries (a development stage company) (the
Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from July 31, 1995 (date of inception) to December 31, 1995, and for the period from July 31, 1995 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period from July 31, 1995 (date of inception) to December 31, 1995, and for the period from July 31, 1995 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development of wireless telecommunications systems both domestically and internationally. As discussed in Note 1 to the consolidated financial statements, the Company does not have revenue sufficient to cover its operating costs, its current liabilities exceed its current assets, and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 24, 1997
(July 21, 1997 as to notes 6 and 7)



WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                                                                                           December 31,     December 31,
                                                                                              1996             1995
ASSETS

CURRENT ASSETS:
  Cash ................................................................................   $    77,991    $     2,075
  Prepaid license lease fees (Notes 2 and 3) ..........................................       167,446        200,962

        Total current assets ..........................................................       245,437        203,037

INVESTMENT IN CENTURION (Note 2) ......................................................       440,000           --
EQUIPMENT - Net (Note 2) ..............................................................           433          3,033

OTHER RECEIVABLES (receivable from related party, Note 4) .............................       120,234           --

LICENSE RIGHTS - Net (Note 3) .........................................................       923,167      1,092,333

TOTAL ASSETS (Note 6) .................................................................   $ 1,729,271    $ 1,298,403



LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
  Accounts payable ....................................................................   $   235,825    $    16,668
  Accrued license lease fees (Note 3) .................................................       109,398        102,183
  Accrued consulting fees (payable to related party, Note 4) ..........................       100,000        100,000

        Total current liabilities .....................................................       445,223        218,851

LONG-TERM LIABILITIES:
   Long-term debt (owed to related party, Note 4) .....................................     1,044,008        238,406
   Note payable (Note 6) ..............................................................        75,000           --

MINORITY INTEREST IN SUBSIDIARY (Note 1) ..............................................        32,005         49,612

        Total liabilities .............................................................     1,596,236        506,869

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 6 and 7)

STOCKHOLDERS= EQUITY (Note 1):
  Preferred stock; $0.01 par value; 5,000,000 shares authorized:
    and no shares issued or outstanding
  Common stock; $0.01 par value; 15,000,000 shares authorized:
    3,645,833 and 3,500,000 shares issued and outstanding in
    1996 and 1995, respectively .......................................................        36,458         35,000
  Additional paid-in capital ..........................................................       949,659        911,662
  Deficit accumulated during the development stage ....................................      (853,082)      (155,128)

        Total stockholders= equity ....................................................       133,035        791,534

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY ............................................   $ 1,729,271    $ 1,298,403


See notes to consolidated financial statements.

                                                        52


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996,
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995,
AND FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                                                      July 31, 1995    July 31, 1995
                                                                                       Year             (Date of         (Date of
                                                                                      Ended           Inception)To     Inception) To
                                                                                    December 31,       December 31,     December 31,
                                                                                       1996               1995           1996
                                                                                 ________________     ______________  ______________

REVENUES .......................................................................       NONE               NONE           NONE
                                                                                 ________________     ______________  ______________
EXPENSES:
  Professional fees ............................................................    $ 247,915         $      17,935    $     265,850
  Depreciation and amortization (Note 2) .......................................      171,766                73,585          245,351
  Lease expense (Note 3) .......................................................      139,029                56,421          195,450
  General and administrative ...................................................       78,134                 7,323           85,457
                                                                                 ________________     _______________  _____________

        Total ..................................................................      636,844               155,264          792,108
                                                                                 ________________     _______________  _____________
INTEREST EXPENSE (Notes 4 and 6) ...............................................       78,717                 6,439           85,156

NET LOSS BEFORE MINORITY INTEREST ..............................................      715,561               161,703          877,264

MINORITY INTEREST IN LOSS OF SUBSIDIARY (Note 1) ...............................       17,607                 6,575           24,182
                                                                                 ________________     _______________  _____________
NET LOSS .......................................................................    $ 697,954         $      155,128   $     853,082
                                                                                 ================     ===============  =============

Net loss per common share ......................................................    $   (0.20)        $        (0.04)  $      (0.24)
                                                                                 ================     ===============  =============

Weighted average common shares .................................................     3,574,112              3,500,000      3,552,264
                                                                                 ================     ===============   ============




See notes to consolidated financial statements.


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995


                                                                                                                            Deficit
                                                                                                                         Accumulated
                                                                                              Additional                  During the
                                                                 Common Stock                  Paid-in                   Development
                                                            Shares        Amount               Capital                       Stage

Issuance of common stock to TTI
  shareholders in August 1995 (Note 1) ..............   3,500,000    $    35,000            $   911,662

Net loss for the period from July 31, 1995
  (date of inception) to December 31, 1995 ..........                                                                   $  (155,128)
                                                       __________    ___________           ____________                 ____________
BALANCE, DECEMBER 31, 1995 ..........................   3,500,000         35,000                911,662                    (155,128)

Issuance of common stock (Note 4) ...................     145,833          1,458                 37,997

Net loss for the year ended December 31, 1996 .......                                                                      (697,954)
                                                       __________    ___________            ___________                 ____________
BALANCE, DECEMBER 31, 1996 ..........................   3,645,833    $    36,458            $   949,659                 $  (853,082)
                                                       ==========    ===========            ===========                 ============



See notes to consolidated financial statements.


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996,
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995,
AND FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                                                   July 31, 1995       July 31, 1995
                                                                                    Year             (Date of            (Date of
                                                                                   Ended          Inception) To        Inception) To
                                                                                 December 31,      December 31,         December 31,
                                                                                    1996              1995                  1996

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss ......................................................................$  (697,954)     $  (155,128)          $  (853,082)
  Adjustments to reconcile net loss to net cash used in
    development activities:
    Depreciation and amortization ...............................................     171,766          73,585               245,351
    Minority interest in loss of subsidiary .....................................     (17,607)         (6,575)              (24,182)
    Interest expense from issuance of common stock ..............................      37,855             --                 37,855
    Change in assets and liabilities:
      Other receivables from related party ......................................    (120,234)            --               (120,234)
      Prepaid license lease fees ................................................      33,516         (87,344)              (53,828)
      Accounts payable ..........................................................     219,157           9,062               228,219
      Accrued license lease fees ................................................       7,215          25,441                32,656
                                                                                 _____________     ___________          ____________
   Net cash used in development activities ......................................    (366,286)       (140,959)             (507,245)
                                                                                 _____________     ___________          ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Centurion ........................................................    (440,000)            --               (440,000)
                                                                                 _____________     ___________          ____________
   Net cash used in investing activities ........................................    (440,000)            --               (440,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........................................       1,600           2,000                 3,600
  Borrowings from related party .................................................     805,602         141,034               946,636
  Borrowings through a promissory note ..........................................      75,000             --                 75,000
                                                                                 _____________    ____________          ____________
   Net cash provided by financing activities ....................................     882,202         143,034             1,025,236
                                                                                 _____________    ____________          ____________
NET INCREASE IN CASH ............................................................      75,916           2,075                77,991

CASH AT BEGINNING OF PERIOD .....................................................       2,075             --                    --
                                                                                 ____________     ___________           ____________
CASH AT END OF PERIOD ...........................................................$     77,991     $     2,075           $    77,991
                                                                                 ============     ===========           ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest and income taxes                              NONE             NONE                   NONE
                                                                                 ============     ===========           ============

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES
  In connection with the Separation (see Note 1), the Company issued common stock in exchange for the acquisition of assets and the assumption of liabilities as follows:
Historical cost of assets acquired, including prepaid
  license lease fees, equipment, and license rights                                 $  1,282,569
Common stock issued                                                                     (946,662)
                                                                                    _____________
Liabilities assumed                                                                 $    335,907

                                                                                    =============

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.       THE COMPANY

         Organization - Wireless Cable & Communications, Inc. and subsidiaries (the Company) was incorporated in Nevada on July 31, 1995. The Company is in the business of acquiring and developing wireless telecommunication systems. The Company owns a non-operating wireless system comprised of four channels and a leased transmitter tower in Park City, Utah, and owns a non-operating wireless system comprised of lease and license rights to a total of twenty-four broadcast channels in Auckland, New Zealand (consisting of four 2.5 GHz and twenty 40 GHz channels). The Park City channels and tower rights are held through the Company's wholly-owned subsidiary, Transworld Wireless Television, Inc., a Nevada corporation ("TWTV Park City"), and the New Zealand channel rights are held through the Company's 94.9% owned subsidiary, Auckland Independent Television Services, Ltd., a New Zealand corporation ("AITS"). The Company is a development stage company and currently has no revenues and no operating wireless telecommunication systems.

         The authorized number of shares of the Company's preferred stock is 5,000,000, $0.01 par value. At December 31, 1996 and 1995, no preferred stock was issued or outstanding and no specific rights or preferences for the preferred stock had been authorized or established by the Company's Board of Directors (See note 8).

         The Company was formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc., a Pennsylvania corporation ("TTI"). Under the terms of a business separation (the "Separation"), TTI agreed to form a new corporation (the Company) to hold the separated business assets.

         In order to complete the Separation, on August 1, 1995, the Company issued 3,500,000 shares of its common stock, par value $.01 per share, to TTI in exchange for TTI's interest in AITS, TWTV Park City and certain other miscellaneous assets with a carrying value of approximately $946,662 (which represents the historical cost of those assets to TTI). The carrying values of the TWTV Park City and AITS assets were $4,118 and $1,278,451, respectively. Upon its receipt of the Company's shares of common stock, TTI immediately transferred the shares in the Company to an escrow agent to be held for the benefit of TTI's shareholders of record on August 1, 1995. The distribution of the 3,500,000 shares to TTI's shareholders was delayed until the Company and TTI complied with certain requirements of the federal securities laws, including the filing by the Company of a registration statement on Form 10-SB under the Securities Exchange Act of 1934. The Company's Form 10-SB became effective December 30, 1996. The 3,500,000 shares were then distributed to TTI's shareholders of record as of August 1, 1995, on a non-pro rata basis, with the management and principal shareholder of TTI relinquishing a portion of their shares in the Company in favor of the TTI public shareholders. In general, the public shareholders received approximately 1.6 shares of the Company's common stock for each 10 shares of TTI common stock they held on August 1, 1995.

         Basis of Presentation - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         As with most development stage companies, there are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. The Company's current wireless telecommunication assets consist of two groups of wireless television channel rights, four channels in the Park City, Utah area and 24 channels (consisting of the four MMDS Channels and the twenty 40 GHz Channels) in the Auckland, New Zealand area. Neither of these channel groupings presently comprise an operating wireless telecommunications system, and the Company will be required to build out the systems and initiate marketing efforts to acquire subscribers before either group of channel rights will begin generating operating income.

         Since its inception, the Company has sustained net losses and negative cash flow, due primarily to start-up costs, expenses, and charges for depreciation and amortization of capital expenditures and other costs relating to its development of its wireless telecommunication systems. The Company expects to continue to experience negative cash flow through at least 1997, and may continue to do so thereafter while it develops and expands its wireless telecommunications systems, even if individual systems of the Company become profitable.

         The Company anticipates that it will obtain the financing necessary to fund its future operations through loans, equity investments and other transactions. While there can be no assurance that the Company will secure such financing, the Company is currently in negotiations to obtain third party financing for its activities; and management believes that this funding can be obtained under terms satisfactory to the Company. In the event that the Company is unsuccessful in completing these financing arrangements or in obtaining substitute funding commitments, the Company would have difficulty in meeting its operating expenses, satisfying its existing or future debt obligations, or succeeding in acquiring, developing or operating a cable system or adding subscribers to such cable systems. If the Company does not have sufficient cash flow or is unable to otherwise satisfy its debt obligations, its ongoing growth and operations could be restricted and the viability of the Company could be adversely affected.

         The Company has taken several actions which it believes will improve its short-term and ongoing liquidity and cash flow. These actions include establishing policies designed to conserve cash and control costs, and pursuing additional financing and capital resources as described above. The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, acquire and develop operating telecommunication systems, secure adequate financing or additional equity and ultimately to generate sufficient cash flows to achieve cash flow positive operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's subsidiaries include AITS, which is owned 94.9% by the Company, and TWTV Park City, which is a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation. The Company's subsidiaries use the U.S. dollar as their functional currency. Foreign currency translation gains and losses are included in expenses as they are incurred and were not material for the periods ended December 31, 1996 and 1995.

         Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Prepaid License Lease Fees - Prepaid license lease fees are prepayments of annual license or lease fees relating to the Company's license rights.

         Investment in Centurion - The Company uses the cost method of accounting for its investments in voting shares of other entities where it holds less than 20% of the voting shares of the other entity and where the Company does not exercise significant influence. As of December 31, 1996, the Company had invested a total of $440,000 for a 4.4% interest in Comunicaciones Centurion, S.A., a Venezuelan company (see Note 7).

         Equipment - Equipment, consisting entirely of transmission equipment is stated at cost. Depreciation is computed using the straight-line method over the expected useful life of the assets of five years. Accumulated depreciation on the equipment was $12,567 and $9,967 at December 31, 1996 and 1995, respectively.

         Net Loss Per Common Share - Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Warrants were not included in the net loss per common share calculation as they are antidilutive.

         Income Taxes - Under the asset and liability approach of Statement of Financial Accounting Standards (SFAS) No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

         New Accounting Standards - Effective January 1, 1996, the Company adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard did not have a material effect on the Company's 1996 consolidated financial statements.

         On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has decided to continue to apply APB Opinion No. 25 (as permitted by SFAS No. 123). The warrants granted on December 27, 1996 and any related compensation expense required to be disclosed by SFAS No. 123 is not significant.

         In February 1997, SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosures of Information about Capital Structure" were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not effective until December 31, 1997, had such statements been adopted for the periods ended December 31, 1996 and 1995, and for the period from July 31, 1995 (date of inception) to December 31, 1996, the effect would not be significant.

3.       LEASE AND LICENSE AGREEMENTS

         The Company has certain lease and license agreements for various multi-point multi-channel distribution service (MMDS or wireless telecommunication) channels and frequencies within New Zealand. Each license is for a specified number of channels and frequencies for a specified length of time. The licenses were obtained from TTI through the Separation and are recorded at TTI's historical cost.

         The Company has three license agreements relating to ten channels in New Zealand. The first license is for six channels and consists of a three year lease which expired December 9, 1996. The accrued license lease fees balance of $109,398 at December 31, 1996 and $102,183 at December 31, 1995 relates to the three year lease which expired December 9, 1996. The Company has not remitted the accrued balance at December 31, 1996 of $109,398 which represents two annual license lease fee payments. The contractual amounts of this license are denominated in New Zealand dollars which are subject to foreign exchange risk. The December 31, 1996 accrued balance of $109,398 has been converted to U.S. dollars using the December 31, 1996 exchange rate of $0.71. The December 31, 1995 accrued balance of $102,183 has been converted to U.S. dollars using the December 31, 1995 exchange rate of $0.65. The second license is for two channels and consists of an eight year lease expiring March 1, 2001 with a guaranteed option to renew the lease for an additional four years. The third license is for two channels and consists of a ten year lease expiring September 30, 2004.

         The Company has also entered into an agreement to acquire an existing hardwire cable system in Far North, New Zealand for approximately $200,000. The Company is currently in default on this agreement; however, the Company has been informed by the seller, that the seller will waive those defaults if the Company is able to cure them.

         License rights are amortized using the straight-line method over the life of the leases ranging from three to twelve years. Accumulated amortization on the license rights was $526,833 and $357,667 at December 31, 1996 and December 31, 1995, respectively.

         In addition to owning the rights to use these licenses, the Company is required to make certain license lease fee payments which vary depending on the lease. These license lease fee payments are generally paid in advance. Certain lease payments are denominated in New Zealand dollars which are subject to foreign exchange risk. Lease expense under all noncancelable operating leases totaled $139,029 and $56,421 for the year ended December 31, 1996 and for the period from July 31, 1995 (date of inception) to December 31, 1995, respectively. Prepaid license lease fees represent prepayments of annual license lease fees and totaled $167,446 and $200,962 as of December 31, 1996, and December 31, 1995, respectively.

         The Company is obligated to make the following future minimum lease payments which have been converted to U.S. dollars using the December 31, 1996 exchange rate of $0.71:


                Year ending December 31:
                  1997                                                 $ 98,618
                  1998                                                   98,618
                  1999                                                   58,618
                  2000                                                   58,618
                  2001                                                   58,618
                  2002 and thereafter                                   140,144
                                                                      _________
                Total future lease payments                            $513,234
                                                                      =========


4.       RELATED PARTY TRANSACTIONS

         In June 1996, TTI borrowed $2,500,000 (the Loan) from Pacific Mezzanine Fund, L.P., an unrelated party. As partial consideration for making the Loan, Pacific Mezzanine Fund, L.P. remitted $1,600 for the purchase of 145,833 shares of the Company's common stock. Because these shares were issued at below market value, the Company recorded additional interest expense of $37,855 at the time of the stock purchase. The terms of the Loan will allow TTI to loan funds to the Company pursuant to the loan commitment agreement between the Company and TTI.

         The Company has entered into an agreement with TTI wherein, at TTI's sole discretion, the Company will be allowed to borrow from TTI up to $1,000,000 for the purpose of facilitating the acquisition, operation, build-out, and maintenance of the Company's business operations.
         Interest on any outstanding balance will accrue at 8% per annum with the principal and interest becoming due and payable in full on August 1, 2001. As of December 31, 1996, $996,707 plus accrued interest of $47,301 was outstanding on the loan. As of December 31, 1995, $231,967 plus accrued interest of $6,439 was outstanding on the loan. The estimated fair value of this long-term debt at December 31, 1996 and December 31, 1995 was not materially different from the carrying value presented in the consolidated balance sheet.

         The Company has a current liability to an entity owned by the father of the president of the Company in the amount of $100,000 for consulting services related to the New Zealand channel frequencies. This liability was assumed during the Separation.

         As of December 31, 1996, the Company had a related party receivable in the amount of $120,234 from Telecom Investment Corporation, a Delaware corporation ("TIC"), which merged with a wholly owned subsidiary of the Company effective February 4, 1997 (see Note 8). The related party receivable relates to professional fees and general and administrative expenses paid by the Company on behalf of TIC. At December 31, 1996, TIC represents a related party because one of the Company's directors is also a director of TIC. The related party director did not own a controlling interest in TIC at December 31, 1996.

     5.       INCOME TAXES

     The Company has federal and state net operating loss carryforwards of approximately $153,000 and $9,000 as of December 31, 1996 and December 31, 1995, respectively, that may be offset against future taxable income and expense through 2010.

     The long-term net deferred tax assets of $141,000 and $10,000 at December 31, 1996 and December 31, 1995, respectively, are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:

                                                                                December 31,    December 31,
                                                                                     1996           1995
Deferred Tax Assets:
Net operating loss carryforwards ...............................................   $  59,700    $   3,100
Depreciation ...................................................................         900          400
Organizational expenditures ....................................................      90,800        7,000
                                                                                _____________  ___________
        Total deferred tax asset ...............................................     151,400       10,500

Deferred Tax Liabilities - Amortization ........................................     (10,400)        (500)
Valuation allowance ............................................................    (141,000)     (10,000)
                                                                                _____________  ___________
Total net deferred tax asset ...................................................        NONE         NONE
                                                                                =============  ===========


     The net change in the valuation allowance was $131,000 for the year ended December 31, 1996. The difference between income tax expense at the federal statutory rate and the Company's effective tax rate is attributable to the valuation allowance.

6.       NOTE PAYABLE

         The Company has borrowed $75,000 through a secured promissory note, with interest payable semi- annually on each June 30 and December 31 and bearing interest at the rate of 9% per annum. The secured promissory note is due on January 31, 2002 and is collateralized by assets of the Company and all outstanding shares of the Company's common stock owned by two of the Company's directors. The holder of the promissory note also has the right until January 31, 2002, subject to certain conditions and restrictions, to exercise a warrant to purchase up to $75,000 of the Company's common stock at a price which will be determined at the earlier of May, 1998 or at the time of a future equity offering gretater than $5,000,000. As of July 21, 1997, the Company has borrowed $725,000 through secured promissory notes with the same terms as the initial $75,000 secured promissory note. An officer of the holder of the promissory note is also a director of the Company.

7.       COMMITMENTS AND CONTINGENCIES

         On July 17, 1996, the Company entered into an agreement with Comunicaciones Centurion, S.A., ("Centurion"), to acquire up to 11.53% of its voting capital stock (1% per $100,000 investment). Centurion is a Venezuelan corporation which holds the license rights for the 28 GHz frequencies within Venezuela. As of December 31, 1996, the Company had invested $440,000 with Centurion and had recorded a 4.4% investment in Centurion. The Company has the obligation to acquire an additional 3.1% investment in Centurion for $310,000. The Company has the right, but not the obligation, to acquire an additional 4.03% investment in Centurion for $403,000 (for a total interest of 11.53%, which represents the maximum additional foreign ownership of Centurion that would be allowed under Venezuelan law given other existing foreign ownership positions).

         On November 8, 1996, the Company,  acting as an agent for TIC (see Note
         8), entered into an agreement under which TIC has an option to acquire all of the stock of Caracas VivaVision, T.V., S.A. (CVV). The option term was originally through March 31, 1997, but was extended by CVV (on behalf of the shareholders of CVV and pursuant to the terms of the option Agreement) through June 30, 1997. As of July 21, 1997, the Company has received verbal confirmation from a principal of the group holding CVV that CVV has extended the option through August 15, 1997. CVV is a Venezuelan corporation which has entered into an agreement with Centurion to market and commercialize the 28 GHz frequencies within the country of Venezuela. The purchase price for this option is $11,000,000 consisting of $7,700,000 of cash and $3,300,000 of the
         Company's common stock at a fair value equal to the offering price of a future equity offering. CVV and the Company are currently negotiating a modification of the option agreement to increase the value of the stock to be delivered at closing, with a corresponding decrease in the cash to be delivered.

8.       SUBSEQUENT EVENTS

         On January 30, 1997, the Company's board of directors established preferences for a Series A class of preferred stock consisting of 4,000,000 shares. The Series A preferred shares entitle their holders to 10 votes on all matters submitted to a vote of the shareholders of the Company and liquidation and dividend rights entitling the holder to receive an amount per share equal to ten times the aggregate amount to be distributed per share to the holders of common stock.

         In December 1996, the Company entered into negotiations with TIC regarding the terms of a potential merger or acquisition. TIC held or had the right to acquire wireless communication rights in a number of South American and Latin American countries, including Venezuela, Costa Rica, Panama and Guatemala. On January 31, 1997, the Company entered into a transaction with TIC, pursuant to which TIC merged with a newly formed wholly-owned subsidiary of the Company, NewWCCI, Inc. The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of the Company's newly designated Series A preferred shares and TIC became a wholly-owned subsidiary of the Company. As a result of the merger, the former shareholders of TIC currently hold approximately 87.7% of voting power of the Company on a common share equivalent basis. Due to the common control, the merger will be recorded as a "put-together" which is similar to the accounting for a pooling of interests. The unaudited proforma net loss of the merged companies is $355,439, $1,506,929 and $1,921,476 for the years ended December 31, 1995, 1996 and for the period accumulated during the development stage, respectively. The unaudited proforma net loss per common share of the merged companies is $(.10), $(.42) and $(.54) for the years ended December 31, 1995, 1996 and for the period accumulated during the development stage, respectively.


PART III.

INDEX TO EXHIBITS

           Exhibit No.         Exhibit                                                          Page

           3.1                 Articles of Incorporation                                        *

           3.2                 Bylaws                                                           *

           4.1                 Statement of Rights and  Preferences for the Series A Preferred  64
                               Stock

           10.1                Agreement and Plan of Reorganization                             *

           10.2                Escrow Agreement  between Fidelity  Transfer  Company,  TTI and  *
                               the Company

           10.3                Commitment Agreement between the Company and TTI                 *

           10.4                Letter of Understanding with Decathlon Communications, Inc.      *

           10.5                Merger  Agreement  Between the  Company and Telecom  Investment  68
                               Corporation

           10.6                Services Agreement between Bridgeport  Financial,  Inc. and the  86
                               Company

           12.1                Computation of Earnings Per Share                                95

           21.1                Subsidiaries of the Registrant                                   96

           27.1                Financial Data Schedule                                          97






*    This document was previously filed with the Commission and is incorporated in this report by reference.

                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WIRELESS CABLE & COMMUNICATIONS, INC.
July 22, 1997
Date
                                           /s/ Lance D'Ambrosio
                                           Lance D'Ambrosio
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           WIRELESS CABLE & COMMUNICATIONS, INC.
July 22, 1997
Date
                                           /s/ Anthony Sansone
                                           Anthony Sansone
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

DIRECTORS


July 22, 1997                              /s/ Lance D'Ambrosio
Date                                       Lance D'Ambrosio



July 22, 1997                             /s/ Troy D'Ambrosio
Date                                      Troy D'Ambrosio



July 22, 1997                             /s/ George Sorenson
Date                                      George Sorenson