Form 10KSB/A
period 1996-12-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1997-08-21
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSBA
(Mark one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         _____________.

Commission file number                                                 000-21143

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

      Nevada                                                          87-0545056
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

102 West 500 South, Suite 320                                              84101
Salt Lake City, Utah
(Address of principal executive office)                               (Zip Code)

(Issuer's telephone number) (801) 328-5618

Securities to be registered under Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
Common Stock, Par Value $.01                              None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ____ No X , and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA or any amendment to this Form 10-KSBA. [ ]

State the registrant's net revenue for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates of the registrant on August 15, 1997, was approximately $6,317,255 calculated based on a value of $2.25 per share placed on the Registrant's common stock in a transaction in which the Company participated on that date.

As of August 15, 1997, 5,222,833 shares of registrant's Common Stock, par value $.01 per share, 2,397,732 shares of the registrant's Series A Preferred Shares, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Shares, par value $.01 per share, were outstanding.

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                                 August 15, 1997
                                  Form 10-KSBA

PART I.

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

A.   OVERVIEW

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

         Strategic Alliances. The Company has entered into strategic alliances with a number of companies and entities already active in the Latin American and South American utilities and communications markets. One of its principal strategic alliances is with FondElec Group, Inc. ("FondElec"), a Delaware corporation, which, together with its affiliates, currently owns, operates and invests in a number of electrical and other utilities in South American and Latin American countries. FondElec is one of the Company's shareholders and, together with the Company, has formed LatinCom, Inc. ("LatinCom"), a Delaware corporation. LatinCom was formed to acquire, own and operate wireless cable and other communication rights in Brazil, Peru, and Mexico.

B.   DESCRIPTION OF THE COMPANY'S BUSINESS.

         As of August 15, 1997, the Company holds or has the right to acquire wireless communications licenses or lease interests in five markets having an aggregate population of approximately 43 million people. These markets, the Market Countries, include New Zealand, Venezuela, Costa Rica, Guatemala, and Panama. The Company is also seeking wireless cable licenses or lease rights in other markets on its own behalf and through LatinCom, its joint venture corporation with FondElec Group, Inc. The Company's current interests in the Market Countries include the ownership of approximately 68.14% of an operating system located in Caracas, Venezuela (the "Operating System"). The Operating System has approximately 1,280 subscribers. The Company holds or intends to acquire a contractual right to majority economic interest positions in all of its markets. In certain markets where government regulations prohibit foreign control of licenses or other aspects of the Company's business operations, the Company has attempted to acquire minority interests in those entities in a manner which it believes will provide it with significant management influence.

         Assuming the availability of sufficient debt or equity financing (in the approximate amount of $10 million), the Company has targeted 11 medium and large cities (the Target Markets) within the Company's Market Countries in which it intends to launch wireless communications systems (primarily data services systems) over the next three years. The Target Markets include the Operating System and 10 other non-operating systems, of which the Company expects to commence construction activities on 2 by the end of 1997 assuming it obtains sufficient financing.

         As of August 15, 1997, the Company had contractual interests in wireless communications markets covering an estimated 43 million people ("POPS") and the Operating System (located in Caracas, Venezuela) served approximately 1,280 subscribers. The Operating System is in the early stages of operation and is expanding its subscriber base. Unless otherwise specifically stated herein, all information in this report describes the Company's business and operations as of December 31, 1996. The Company has included certain information relating to subsequent events in an effort to provide a basis for better evaluating the Company's operations.

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

         The number of Series A Preferred Shares the TIC shareholders received in the TIC Transaction was based primarily on a valuation of Latin and South American wireless cable rights that was prepared by a securities underwriter in the fall of 1996 in connection with a proposed registered public offering of the Company's Common Stock. The parties also considered other factors in determining their respective values for purposes of the TIC Transaction, including current and anticipated debt obligations, the funds expended by the parties in acquiring their respective rights, the Company's and TIC's pre-TIC Transaction relationships (including the fact that the Company had previously loaned TIC funds for various business purposes), TIC's and the Company's joint interests in the Venezuelan market rights and the fact that the Company had agreed to enter into an option to acquire the lessee of the Venezuelan licensee as nominee for TIC, and recent changes in the make up and value of the Company's wireless rights in New Zealand. The valuations assume full build-out of each system, which has yet to occur. As of August 15, 1997, currently neither company has any systems in operation, other than the Venezuelan Operating System. Any such build-out would require significant capital expenditures by the Company. See "Profitability Milestones."

         The Series A Preferred Shares issued to the former TIC shareholders generally have all of the rights and preferences of the Company's Common Shares, but are also entitled to certain preferences regarding voting rights, liquidation amounts and dividend amounts. See "Description of Capital Stock, below." As a result of the merger, the former shareholders and option holders of TIC currently hold approximately 87.7% of the voting power of the Company on a common share equivalent basis.

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

         CVV Transaction. On August 15, 1997, the Company completed the purchase of 68.14% of Caracas Viva Vision TV, S.A. ("CVV"), a Venezuelan company that has the rights to exploit the 28 GHz frequency band rights for the entire Republic of Venezuela, pursuant to a stock purchase and option agreement, as amended (the "Option Agreement"). The Company also has an agreement to purchase an additional 10% of CVV. The Company initially entered into this contract as the nominee of TIC. As a result of the TIC Transaction, however, the Company acquired TIC's interest in the CVV option.

         CVV operates an existing wireless cable television system which currently has approximately 1,280 subscribers, representing approximately .3% of the potential multi-channel television subscribers in the system's market area. Under the terms of the Option Agreement, the Company paid and delivered $200,000 in cash, 1,577,000 shares of the Company's common stock, 354,825 shares of the Company's newly designated Series "B" Preferred Shares and a promissory note in the amount of $200,000. The promissory note accrues interest at the rate of 6.75% per annum and the principal and all accrued interest is payable in one principal installment due on or before the earlier of (i) October 15, 1997, or
(ii) ten days after the closing by the Company of an investment in the capital of the Company in excess of $2 million.

         In conjunction with this purchase, the Company and certain of its shareholders also entered into a voting agreement to elect a former CVV principal to the board of directors of the Company until the earlier of August 14, 2000 or immediately preceding the closing of a public offering by the Company which results in net proceeds of at least $15 million and a market capitalization of at least $50 million.

         On August 1, 1997, the Company and the remaining shareholder of CVV entered into an additional amendment to the Option Agreement whereby the Company agreed to purchase an additional 10% of the total outstanding shares of CVV for $800,000 in cash. On August 15, 1997, the shareholder had not complied with the terms of the amendment to the Option Agreement and is in default.

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

         The following table sets forth certain information with respect to the countries in which the Company's operating companies and development stage projects are located:


                                                                                                                (4)              (5)
                                                                                                                1994            1994
                             (1)              (2)           (2),(3)             (4)             (4)        Wireless/       Wireless/
                       Estimated           Annual      PPP-Adjusted           Total            1994         Hardware        Hardware
                           Total       Population           GNP Per         Country      Television            Cable           Cable
                      Population           Growth           Capital      Households      Households      Subscribers     Penetration
                        Millions          1990-94             (US$)         (000's)         (000's)          (000's)  (% of TV HH's)
                        --------          -------             -----         -------         -------          -------  --------------

Costa Rica                   3.5          2.1%          $3,200  (6)             557             545               38            7.0%

Guatemala                   11.3          2.9%           1,200                2,022           1,200              175           14.6%

Panama                       2.7          1.9%           2,200                  584             400               75           18.8%

Venezuela                   22.0          2.3%           4,490                4,500           4,489              177            3.9%

New Zealand                  3.5          0.9%          17,230                1,200           1,150                5            0.4%



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

Company Markets

         The table below provides information regarding the Market Countries. The information presented is based on assumptions and estimates which the Company believes to be reasonable, but there is no guarantee the Company's estimates are accurate. Data shown are presented as of August 15, 1997:


                                                           Estimated        Estimated
                                                           Total            Target
                                        Company            Television       Television
                     System             Participation      Households       Households
Country/City         Technology         Percentage(1)      (Thousands)      (Thousands)

Costa Rica

  San Jose           LMDS                92.5%             259              197

Guatemala

  Guatemala City     LMDS                80.0%             366              201

Panama

  Panama City        LMDS                90.0%             182              107

Venezuela

  Caracas            LMDS/Cable          78.1%             899              719

  Maracaibo          LMDS                78.1%             297              237

  Valencia           LMDS                78.1%             225              180

  Maracay            LMDS                78.1%             175              140

  Barquisimeto       LMDS                78.1%             162              130

  Cuidad/Guayana     LMDS                78.1%             111               89

New Zealand

  Auckland           MVDS/               94.9%             320              275
                     MMDS/
                     Cable

  Wellington         MVDS/               94.9%             109               94
                     MMDS/
                     Cable

  Christchurch       MVDS/               94.9%             105               90
                     MMDS/
                     Cable



(1) See "Business--Operating Systems" and "Business--Pending Launch Systems," below, for a summary of the manner in which the Company holds or has the right to acquire the interests shown. The Company's interest in a number of the markets is based on its rights under executory contracts. There can be no assurance the Company will be able to acquire or hold the interest shown.

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

         Venezuela.

         Background. As of August 15, 1997, the Company had acquired approximately 8.5% of the license holder of the nationwide 28 GHz frequencies for all of the Republic of Venezuela and 68.14% of the entity which holds the rights to exploit the frequency rights. The Company's investment in Venezuela was motivated by an opportunity to acquire what it believes to be an under-funded existing wireless cable television system in the Caracas-Los Teques area of Venezuela with nationwide frequency rights in what the Company believes is an under-served, multi-channel television market. The Company believes Venezuela possesses several desirable market characteristics, including political stability, stable population growth with moderate per capita gross national product, and improving economic conditions and currency stability.

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

         Ownership and Management Structure. On August 15, 1997, the Company completed the purchase of 68.14% of Caracas Viva Vision TV, S.A. ("CVV"), pursuant to the Option Agreement. The Company also has an agreement to purchase an additional 10% of CVV. See the section entitled "Company Background" for a more detailed description of the terms of the Company's acquisition of its interest in CVV.

         In conjunction with the Option Agreement, the Company also agreed to acquire up to an 11.53% interest in Comunicaciones Centurion, S.A.
("Centurion"), the Venezuelan corporation that holds the nationwide 28 GHz frequency concession. As of August 15, 1997, the Company had paid $845,955 of its total potential investment of $1,153,000 for its Centurion interest and holds approximately 8.5% of Centurion. Centurion has entered into service agreements under which it has granted CVV the exclusive rights to use its licensed frequencies. The obligation to invest in Centurion ceased on August 15, 1997 when the Company exercised its option to purchase the stock of CVV according to the terms described above under the Option Agreement.

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

Other System Opportunities

         The Company is currently pursuing wireless cable license, lease and operating rights in a number of other countries in Latin America. The Company is also pursuing wireless communication rights in Brazil, Mexico and Peru through LatinCom, in which the Company holds a 45% interest. See "Certain Relationships and Related Transactions." While there can be no assurance the Company will be successful in securing such license, lease or operating rights, the Company believes that additional Latin or South American markets would provide additional economies of scale with respect to programming and equipment acquisition.

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

         Engineering and construction of a wireless communications systems typically can be completed in 120 to 180 days, whereas construction of a traditional cable or telephone system with comparable coverage areas may take as long as three to five years. The radio frequencies used in such systems are typically in the 2.5, 18, 28 and/or 40 GHz frequency bands, depending on local frequency licensing standards and practices. Systems operating at 2.5 GHz carry the designation "multi-channel multi-point distribution systems" or MMDS; systems operating at 28 GHz are designated as "local multi-point distributions systems," or LMDS, while systems operating at 40 GHz are referred to as "multi-point video distribution systems," or MVDS. The 18 GHz frequency is typically used for cable operator point-to-point service transmission between geographically separate properties, thereby eliminating the requirement to build a complete satellite signal reception facility for each property. The Company's channel rights in New Zealand consist of MMDS and MVDS channels. Forty GHz MVDS channels are now being utilized in parts of Europe and are generally considered to be an alternative to 28 GHz LMDS systems, which are typically used in the United States and Latin America. At present, equipment costs for 40 GHz MVDS systems are marginally higher than those for other types of systems. Typically, the Company's license rights in Latin America consist of 28 GHz LMDS systems.

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

                     DOWNLOADING COMPARISON: 5 MEGABYTE FILE

                                                     Transfer
            Data Communications Speed                Time

            14.4 Kbps                                47 minutes
            28.8 Kbps (U.S. Standard)                23 minutes
            56 Kbps                                  12 minutes
            128 Kbps                                 5 minutes
            1.54 Mbps                                26 seconds
            4 Mbps                                   10 seconds
            10 Mbps                                  4 seconds
            45 Mbps                                  1 second


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


                  PROPERTIES AND FACILITIES

         Equipment. The Company has entered into an agreement with a wireless communications head-end manufacturer for the lease of head-end equipment at a cost of $10,000 every three (3) months per head-end. At the election of the Company the lease payments can be applied toward the purchase of the equipment. The total purchase price for each system is $60,000. The Company currently leases three such systems, which are located in Costa Rica, Guatemala and Panama.

         Office Space. The Company shares approximately 2,500 square feet of leased office space at 102 West 500 South, Suite 320, in Salt Lake City, Utah. Under the terms of the Company's agreement with TTI, the Company is required to make monthly payments of $200. The Company believes the office space is adequate for its current needs.

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

         Programming. The Company has entered, or expects to enter, into a number of programming contracts with commercial programming suppliers and packagers. These contracts include both master agreements, under which the Company will use specific programming in most or all of its markets, and regional specific contracts, pursuant to which the Company will use programming in regional or country specific markets. As of August 15, 1997, the Company anticipates that its programming offerings will consist substantially of the following:

                          Summary of Programming Rights


Country                Programming

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

(2) Consisting of HBO Ole', ESPN International/ESPN2, CNN International/CNN/CNN Headline, TNT Latino America, Cartoon Network Latin America, MTV Latino, Discovery Latin America, Fox Latin American, A&E and USA Latino

                  EMPLOYEES.

         At August 15, 1997, the Company had one full-time employee - see "Management Employment Agreements."

                  LITIGATION.

         The Company is involved in certain litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the Company.

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

         The  Company's   management  believes  that  the  following  events  or
milestones must or should occur before the Company can begin generating positive monthly operating cash flow:

                                     Expected Manner of Occurrence              Date or Number of Months when
Event or Milestone                   or Method of Achievement                   Milestone
------------------                   -----------------------------              or Events Should be Accomplished
                                                                                --------------------------------
Build out of data services           Additional financing, either through       Approximately 18 months.
systems in the Company's             debt or equity fundings.
Target Markets

Build out and operation of           Additional debt or equity  financing.      If the Company obtains additional and
data  services  systems  in                                                     sufficient  debt or equity financing, it
areas of the Market                                                             anticipates  beginning  the build out of the
Countries other than the                                                        non-Targeted Market areas of the Market
Target Markets                                                                  Countries in 1998.


Build out and operation of           Additional debt or equity  financing.      If the Company is able to obtain sufficient
wireless  cable  television                                                     debt  and/or  equity financing, it anticiptates
systems in the Market                                                           that it will begin build out and operation of the
Countries                                                                       the wireless cable television systems in the
                                                                                Market Countries in 1998.



         The milestones set forth above are subject to a number of business, financial and other contingencies, some of which may be beyond the control of the Company. These contingencies include the following:

         Need for Additional Financing. The growth of the Company's business requires substantial investment on a continuing basis to finance operations, capital expenditures and related expenses for subscriber growth and system acquisition and development. The Company will require additional debt or equity financing or achieve profitability, to cover ongoing operating expenses and capital contributions, to acquire additional wireless cable systems or channel rights in existing or other markets, and to Build out, operate and manage its markets, including the Target Markets. The Company currently estimates that it will require between $10 million and $15 million of additional financing to launch its data services systems in the Target Markets and between $100 million and $250 million to launch its wireless cable television systems. There can be no assurance that such additional funds will be available on satisfactory terms and conditions, if at all. The Company's failure to obtain such additional funds could adversely affect the growth, profitability and operation of the Company, perhaps materially. To the extent future financing requirements are satisfied through the issuance of equity securities, then-current investors in the Company may experience dilution in the book value per share of their common stock, Series A Preferred Stock, and/or Series B Preferred Stock. Additional debt could also result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and could render the Company more vulnerable to competitive and economic downturns. Financing could also be obtained by the Company's operating companies or development stage companies from third parties, although there can be no assurance that the Companies operating companies or development stage companies will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Currency and International Risks. A number of the markets in which the Company currently has engaged, or intends to engage, in business has experienced substantial rates of inflation and resulting high interest rates, sometimes for a period of many years. Inflation and fluctuations in interest rates could have a material adverse effect on the Company's operations and business. Further, the value of the Company's investments in its overseas operations will depend, in part, on currency exchange rates between the United States dollar and applicable local currency. The Company does not intend to hedge, and has not in the past hedged, against foreign currency change rate risks.

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

                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

         The Company has not declared or paid any dividends to the holders of its Common Stock, Series A Preferred Stock or Series B Preferred Stock.


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


Person                     Age                 Position
------                     ---                 --------
Lance D'Ambrosio           40                  President and Director

Paul Gadzinski             42                  Executive Vice President

Donald Williams            36                  Vice President of Latin
                                               American Operations and
                                               Director

Anthony Sansone            32                  Secretary and Treasurer

Troy D'Ambrosio            36                  Director

George Sorenson            41                  Director



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

         Donald Williams -- Mr. Williams joined the Company in 1997 as Vice President of Latin American Operations and also serves as a Director. Mr. Williams has six years of senior management and wireless communications business development experience in Venezuela. In 1992, Mr. Williams founded Comunicaciones Centurion, S.A., and applied for and was granted the concession for the 28 GHz frequency band for Venezuela. In 1990, Mr. Williams co-founded CARESA, a technical systems integrator and manufacturer's representative to the Venezuelan petroleum industry located in Maracaibo, Venezuela. Mr. Williams took his university training in the United States and England.

         Anthony Sansone -- Mr. Sansone is the Secretary and Treasurer of the Company and serves as its Controller. Mr. Sansone is also the Treasurer and Controller of TTI and has served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah in 1991.

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

                        Number of
                        Securities             Exercise
                        Underlying               Price            Expiration
 Name                    Options               ($/Share)           Date(1)

Paul Gadzinski            39,962                $.0625               2001



         1 The options expire on the 5th anniversary of the date of their grant.

Employment Agreements

         On August 15, 1997, the Company had entered into an employment agreement with Donald Williams, a former CVV principal for a one year period at an annual salary of $102,857 plus additional payments in accordance with Venezuela law. In addition to base salary, Mr. Williams is entitled to receive incentive bonuses, as determined by the Company's board of directors, standard benefits such as health, life insurance, and reimbursement of reasonable expenses incurred on the Company's behalf. In general, the contract may be terminated only for cause, which is defined in the agreement as willful misconduct, fraud, misappropriation, embezzlement, and similar unlawful acts. In addition, the Mr. Williams can terminate the contract on 180 days notice. If the contract is terminated without cause, Mr. Williams is entitled to receive severance pay in an amount equal to the lessor of six month's pay or the remaining amount due under the contract. The Company anticipates it will enter into additional employment agreements with its other officers in the near future.

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

TIC Transaction

         In February, 1997, the Company's wholly-owned subsidiary, NewWCCI, Inc. merged with and into TIC. TIC was the surviving entity in the transaction. For a more detailed description of the merger, see the section entitled "Business" above.

         A number of the shareholders of TIC also serve as officers and directors of the Company. In addition, the father of the Company's president was the majority shareholder of TIC and, as a result of a TIC Transaction, currently holds a majority of the Company's voting power on a common stock equivalent basis. See "Principal Stockholders" below.

CVV Transaction

         In August, 1997, the Company acquired a 68.14% interest in CVV in which an officer of the Company was a former principal owner. For a more detailed description of the acquisition, see the section entitled "Operating Systems" above.

                             PRINCIPAL STOCKHOLDERS

         As a result of the TIC Transaction in February, 1997, the former stockholders in TIC acquired a significant portion of the voting power of the Company. The CVV Transaction in August 1997 also affected the voting power of the Company. The TIC Transaction and CVV Transaction took place subsequent to the end of the Company's fiscal year (December 31, 1996). Because of the significance of the changes in the identity and percentage ownership rights of the Company's principal stockholders resulting from these transactions, the following table sets forth the beneficial ownership of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock at August 15, 1997. The table describes the beneficial ownership of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has voting and dispositive power of the shares listed opposite such person's name. The offices and positions shown in parentheses after the name of certain of the persons shown below state the current offices and positions held by those persons in the Company's management. Unless otherwise indicated, each such person (either alone or with family members) has been deemed to have authority or dispositive power of the shares listed:







                      [THIS SPACE INTENTIONALLY LEFT BLANK]


                            Shares Owned Beneficially

                                                                              Percent of
                 Name                    Class                Number            Class1

Lance D'Ambrosio                         Common                  290,5332        5.56%
(President, Director)                    Series A
3276 E. Almira Court                     Preferred               359,6602       15.00%
Salt Lake City, Utah

Troy D'Ambrosio                          Common                    33,096         *
(Director)                               Series A
2914 Nila Way                            Preferred                199,811        8.33%
Salt Lake City, Utah

Paul Gadzinski                           Common                    24,249         *
(Executive V.P.)                         Series A
6649 Wintertree Dr.                      Preferred                39,9625        1.67%
Riverside, California

Donald Williams                          Common                  855,5566       16.38%
(V.P. Latin America Ops)                 Series B
7 Winter Wheat                           Preferred               192,5006       54.25%
The Woodlands, Texas

Anthony Sansone                          Common                     4,850         *
(Secretary/Treasurer)                    Series A
3692 South 645 East                      Preferred                 39,963        1.67%
Salt Lake City, Utah

George Sorenson                          Common                   14,1454         *
(Director)
12 Fairgreen Lane
Old Greenwich, Connecticut

George D'Ambrosio                        Common                   471,291        9.02%
5451 South 1410 East                     Series A
Salt Lake City, Utah                     Preferred              1,192,872       49.75%

FondElec Group, Inc.                     Series A
333 Ludlow Street                        Preferred                359,660       15.00%
Stamford, Connecticut

All directors and officers as a          Common                 1,222,429       23.41%
group (5 persons)                        Series A
                                         Preferred                639,396       26.67%
                                         Series B
                                         Preferred                192,500       54.25%


*Less than 1%

         1 Assumes 5,222,833  outstanding  shares of Common Stock,  2,397,732  outstanding  shares of Series A Preferred
Stock and  354,825  outstanding  shares of Series B Preferred  Stock.  Does not assume the  exercise of any  outstanding options or the exercise of any  warrants  issued in  connection  with the  placement  by the Company of certain  secured promissory notes. See "Management's Discussion and Analysis of Certain Relevant Factors" and "Market Price and Dividends
on the Registrant's Common Equity and Other Shareholder Matters."







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

         6 Under the terms of the Company's  acquisition of its interest in CVV, Caribbean  Comunicaciones Group and Mr.
Williams acquired equity securities of the Company.  Mr. Williams is a principal of Caribbean  Comunicaciones  Group but disclaims beneficial interest in the shares held by Caribbean Comunicaciones Group.

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

         The Company owns or has entered into letters of intent or agreements giving it the right to acquire a 92.5% interest in the licensee of the rights to the 27.5 to 29.5 GHz frequency bands in Costa Rica, a 70% interest in the 27.5 to 28.5 GHz frequency bands in Guatemala (and the right to acquire an additional 10% interest), a 90% interest in the licensee of the 27.5 to 29.5 GHz frequency bands in Panama, a 94.9% interest in the licensee of four channels in the 2.5 GHz frequency band and channels in the 40 GHz frequency band in New Zealand, and an 8.5% interest (as of July 31, 1997) in the licensee of the 27.5 to 29.5 GHz frequency bands in Venezuela. The Company owns 68.14% of the lessee of the Venezuelan licenses and has the right to acquire an additional 10%. Further, the Company owns a 45% interest in LatinCom, Inc., a Delaware corporation that is negotiating with various wireless communications right holders in Mexico, Brazil, and Peru.

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

         In early 1997, subsequent to the period covered by this report, the Company offered to certain investors secured promissory notes in the aggregate principal amount of $1,600,000, together with warrants to acquire shares of the Company's common stock. The offering was subject to no minimum or escrow provisions, although the minimum subscription per investor was $50,000 in principal amount (subject to the Company's discretion to accept subscriptions for lower principal amounts from any individual investor). Through August 15, 1997, the Company sold $850,000 in principal amounts of these secured promissory notes.

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

         On August 4, 1997, the Company borrowed $2,100,000 from a third party investor. The loan bears interest at 10%, is unsecured, and is payable with accrued interest on December 31, 1997. The Company has used $200,000 of the loan proceeds to exercise its option to purchase 68.14% of the outstanding shares of CVV and intends to use $800,000 to exercise its option in Venezuela to purchase an additional 10% of CVV, to pay for equipment and start-up expenses in Venezuela and Guatemala of $579,850, and to pay outstanding accounts payable of $496,784.

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


PART II

                 MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
                   COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         There has been no established public market for the Common Stock or Series A Preferred Stock or Series B Preferred Stock of the Company. The Company cannot predict the effect, if any, that future sales of shares of common stock, Series A Preferred Stock, or Series B Preferred

Stock or the availability of such shares for sale, will have any market price prevailing from time to time on the Company's equity securities. Future sales of substantial amounts of stock (whether common or preferred) could adversely affect the prevailing market prices of the Company's outstanding equity securities.

         All of the currently issued and outstanding shares of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock were issued by the Company in transactions which the Company believes did not involve public offerings. All 3,500,000 shares of Common Stock issued in connection with the Separation, are freely tradable, but all other shares of common stock, Series A Preferred Stock and Series B Preferred Stock currently outstanding are "restricted securities," as that term is defined in the federal securities laws, and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom. All or a portion of the restricted shares may in the future become eligible for sale in the public marketplace in reliance on Rule 144, subject to the volume and other restrictions contained therein.

         The secured promissory notes and warrants offered by the Company were also not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The secured promissory notes and the warrants constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom.

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

                               REPORTS ON FORM 8-K

                                    None
PART F/S

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS


        Item                                                          Page

Independent Auditors' Report                                           53

Consolidated Balance Sheets                                            54

Consolidated Statements of Operations                                  55

Consolidated Statements of Stockholders' Equity (Deficit)              56

Consolidated Statements of Cash Flows                                  57

Notes to Consolidated Financial Statements                             58

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and for the period from July 31, 1995 (date of inception) to December 31, 1995, and for the period from July 31, 1995 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

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



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 24, 1997
(August 15, 1997 as to notes 7 and 8)


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995



                                                                             December 31,        December 31, 1995
                                                                                 1996
ASSETS
CURRENT ASSETS:
  Cash                                                                      $         77,991       $          2,075
  Prepaid license lease fees (Notes 2 and 3)                                         167,446                200,962
                                                                           ------------------    -------------------
         Total current assets                                                        245,437                203,037
INVESTMENT IN CENTURION (Note 2)                                                     440,000                      -
EQUIPMENT - Net (Note 2)                                                                 433                  3,033

OTHER RECEIVABLES (receivable from related party, Note 4)                            120,234                      -

LICENSE RIGHTS - Net (Note 3)                                                        923,167              1,092,333
                                                                           ------------------    -------------------
TOTAL ASSETS (Note 6)                                                           $  1,729,271           $  1,298,403
                                                                           ==================    ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                           $       235,825        $        16,668
  Accrued license lease fees (Note 3)                                                109,398                102,183
  Accrued consulting fees (payable to related party, Note 4)                         100,000                100,000
                                                                           ------------------    -------------------
         Total current liabilities                                                   445,223                218,851
LONG-TERM LIABILITIES:
   Long-term debt (owed to related party, Note 4)                                  1,044,008                238,406
   Note payable (Note 6)                                                              75,000                      -
MINORITY INTEREST IN SUBSIDIARY (Note 1)                                              32,005                 49,612
                                                                           ------------------    -------------------
         Total liabilities                                                         1,596,236                506,869
                                                                           ------------------    -------------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 6 and 7)
STOCKHOLDERS' DEFICIT (Note 1):
  Preferred stock; $0.01 par value; 5,000,000 shares authorized:
    and no shares issued or outstanding
  Common stock; $0.01 par value; 15,000,000 shares authorized:
    3,645,833 and 3,500,000 shares issued and outstanding in
    1996 and 1995, respectively                                                       36,458                 35,000
  Additional paid-in capital                                                         949,659                911,662
  Deficit accumulated during the development stage                                 (853,082)              (155,128)
                                                                           ------------------    -------------------
         Total stockholders' deficit                                                 133,035                791,534
                                                                           ------------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  1,729,271            $ 1,298,403
                                                                           ==================    ===================


See notes to consolidated financial statements.



WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996,
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995,
AND FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                                   July 31, 1995        July 31, 1995
                                                                   Year               (Date of             (Date of
                                                                   Ended           Inception) To        Inception) To
                                                               December 31,         December 31,         December 31,
                                                                   1996                 1995                 1996
                                                              ----------------    -----------------    -----------------

REVENUES                                                                 NONE                 NONE                 NONE
                                                              ----------------    -----------------    -----------------
EXPENSES:
  Professional fees                                            $      247,915      $        17,935       $      265,850
  Depreciation and amortization (Note 2)                              171,766               73,585              245,351
  Lease expense (Note 3)                                              139,029               56,421              195,450
  General and administrative                                           78,134                7,323               85,457
                                                              ----------------    -----------------    -----------------
         Total                                                        636,844              155,264              792,108
INTEREST EXPENSE (Notes 4 and 6)                                       78,717                6,439               85,156
                                                              ----------------    -----------------    -----------------
NET LOSS BEFORE MINORITY INTEREST                                     715,561              161,703              877,264
MINORITY INTEREST IN LOSS OF SUBSIDIARY (Note 1)                       17,607                6,575               24,182
                                                              ----------------    -----------------    -----------------
NET LOSS                                                       $      697,954        $     155,128        $     853,082
                                                              ================    =================    =================

Net loss per common share                                      $        (0.20)       $       (0.04)

                                                              ================    =================

Weighted average common shares                                      3,574,112            3,500,000
                                                              ================    =================


See notes to consolidated financial statements.




WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995


                                                                                                       Deficit
                                                                                      Additional      During the
                                                            CommonStock                 Paid-in      Development
                                                     Shares              Amount         Capital        Stage


Issuance of common stock to TTI
  shareholders in August 1995 (Note 1)                 3,500,000         $35,000        $911,662
Net loss for the period from July 31, 1995
  (date of inception) to December 31, 1995                                                               $(155,128)
                                                    -------------    ------------    ------------    ---------------
BALANCE, DECEMBER 31, 1995                             3,500,000          35,000         911,662          (155,128)
Issuance of common stock (Note 4)                        145,833           1,458          37,997
Net loss for the year ended December 31, 1996                                                             (697,954)
                                                    -------------    ------------    ------------    ---------------
BALANCE, DECEMBER 31, 1996                             3,645,833         $36,458        $949,659         $(853,082)
                                                    =============    ============    ============    ===============


See notes to consolidated financial statements.



WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996,
FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1995,
AND FROM JULY 31, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1996



                                                                                         July 31, 1995         July 31, 1995
                                                                          Year               (Date of              (Date of
                                                                         Ended            Inception) To         Inception) To
                                                                     December 31,         December 31,          December 31,
                                                                         1996                 1995                  1996
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                        $     (697,954)         $  (155,128)         $   (853,082)
  Adjustments to reconcile net loss to net cash used in
    development activities:
    Depreciation and amortization                                        171,766               73,585               245,351
    Minority interest in loss of subsidiary                              (17,607)              (6,575)              (24,182)
    Interest expense from issuance of common stock                        37,855                    -                37,855
    Change in assets and liabilities:
      Other receivables from related party                              (120,234)                    -             (120,234)
      Prepaid license lease fees                                          33,516             (87,344)               (53,828)
      Accounts payable                                                   219,157                9,062               228,219
      Accrued license lease fees                                           7,215               25,441                32,656
                                                                -----------------    -----------------     -----------------
         Net cash used in development activities                       (366,286)             (140,959)             (507,245)
                                                                -----------------    -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Centurion                                                (440,000)                    -             (440,000)
                                                                -----------------    -----------------     -----------------
         Net cash used in investing activities                          (440,000)                    -             (440,000)
                                                                -----------------    -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   1,600                2,000                 3,600
  Borrowings from related party                                          805,602              141,034               946,636
  Borrowings through a promissory note                                    75,000                    -                75,000
                                                                -----------------    -----------------     -----------------
         Net cash provided by financing activities                       882,202              143,034             1,025,236
                                                                -----------------    -----------------     -----------------
NET INCREASE IN CASH                                                      75,916                2,075                77,991
CASH AT BEGINNING OF PERIOD                                                2,075                    -                     -
                                                                -----------------    -----------------     -----------------
CASH AT END OF PERIOD                                             $       77,991       $        2,075       $        77,991

                                                                =================    =================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest and income taxes
                                                                            NONE                 NONE                  NONE
                                                                =================    =================     =================

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING AND FINANCING ACTIVITIES
  In connection with the Separation (see Note 1), the Company issued common stock in exchange for the acquisition of assets and the assumption of liabilities as follows:
Historical cost of assets acquired, including prepaid
  license lease fees, equipment, and license rights                                      $  1,282,569
Common stock issued                                                                          (946,662)
                                                                                     -----------------
Liabilities assumed                                                                     $     335,907
                                                                                     =================
See notes to consolidated financial statements.


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has decided to continue to apply APB Opinion No. 25 (as permitted by SFAS No. 123). The warrants granted on December 27, 1996 did not require any compensation expense to be disclosed per SFAS No. 123.

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

         The Company is obligated to make the following future minimum lease payments which have been converted to U.S. dollars using the December 31, 1996 exchange rate of $0.71:

Year ending December 31:
  1997                                                               $  98,618
  1998                                                                  98,618
  1999                                                                  58,618
  2000                                                                  58,618
  2001                                                                  58,618
  2002 and thereafter                                                  140,144
                                                              -----------------
Total future lease payments                                           $513,234
                                                              =================

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

         The long-term net deferred tax assets of $141,000 and $10,000 at December 31, 1996 and December 31, 1995, respectively, are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:

                                                                            December 31,                December 31,
                                                                               1996                        1995

         Deferred Tax Assets:
Net operating loss carryforwards                                               $59,700                       $3,100
Depreciation                                                                       900                          400
Organizational expenditures                                                     90,800                        7,000
                                                                 -----------------------     ------------------------

         Total deferred tax asset                                              151,400                       10,500

Deferred Tax Liabilities - Amortization                                       (10,400)                        (500)
Valuation allowance                                                          (141,000)                     (10,000)
                                                                 -----------------------     ------------------------

Total net deferred tax asset                                                      NONE                         NONE
                                                                 =======================     ========================


     The net change in the valuation allowance was $131,000 for the year ended December 31, 1996. The difference between income tax expense at the federal statutory rate and the Company's effective tax rate is attributable to the valuation allowance.

6.       NOTE PAYABLE

         The Company has borrowed $75,000 through a secured promissory note, with interest payable semi- annually on each June 30 and December 31 and bearing interest at the rate of 9% per annum. The secured promissory note is due on January 31, 2002 and is collateralized by assets of the Company and all outstanding shares of the Company's common stock owned by two of the Company's directors. The holder of the promissory note also has the right until January 31, 2002, subject to certain conditions and restrictions, to exercise a warrant to purchase up to $75,000 of the Company's common stock at a price which will be determined the earlier of May 1998 or at the timing of any future equity offering greater than $5,000,000. As of July 21, 1997, the Company has borrowed $725,000 through secured promissory notes with the same terms as the initial $75,000 secured promissory note. An officer of the holder of the promissory note is also a director of the Company.

7.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the Company.

         On November 8, 1996, the Company,  acting as an agent for TIC (see Note
         8), entered into an agreement under which TIC has an option to acquire all of the stock of Caracas VivaVision, T.V., S.A. ("CVV") (the "Option Agreement"). The option term was originally through March 31, 1997, but was extended by CVV (on behalf of the shareholders of CVV and pursuant to the terms of the Option Agreement) through August 15, 1997. CVV is a Venezuelan corporation which has entered into an agreement with the 28 GHz license holder in Venezuela to market and commercialize the 28 GHz frequencies within the country of Venezuela. The original purchase price for this option was $11,000,000 consisting of $7,700,000 of cash and $3,300,000 of the Company's common stock at a fair value equal to the offering price of a future equity offering.

         On August 15, 1997, the Company completed the purchase of 68.14% of CVV, pursuant to an amendment signed on August 12, 1997. Under the terms of the amendment, the Company paid and delivered $200,000 in cash, 1,577,000 shares of the Company's common stock, 354,825 shares of the Company's newly designated Series "B" Preferred Shares (See Note 8) and a promissory note in the amount of $200,000. The promissory note accrues interest at the rate of 6.75% per annum and the principal and all accrued interest is payable in one principal installment due on or before the earlier of (i) October 15, 1997, or (ii) ten days after the closing by the Company of an investment in the capital of the Company in excess of $2 million.

         In conjunction with this purchase, the Company also entered into the following agreements with one of the former principal shareholders of
         CVV: (i) an employment agreement with the former CVV principal which commenced on August 15, 1997 for a one year period at an annual salary of $102,857 plus additional payments in accordance with Venezuela employment law; and (ii) a voting agreement electing the former CVV principal to the board of directors of the Company until the earlier of August 14, 2000 or immediately preceding the closing of a public offering by the Company which results in net proceeds of at least $15 million and a market capitalization of at least $50 million.

         On August 1, 1997, the Company and the remaining shareholder of CVV entered into an additional amendment to the Option Agreement whereby the Company agreed to purchase an additional 10% of the total outstanding shares of CVV for $800,000 in cash. On August 15, 1997, the shareholder had not complied with the terms of the amendment to the Option Agreement and is in default.

         On July 17, 1996, the Company entered into an agreement with Comunicaciones Centurion, S.A., ("Centurion"), to acquire up to 11.53% of its voting capital stock (1% per $100,000 investment). Centurion is a Venezuelan corporation which holds the license rights for the 28 GHz frequencies within Venezuela. As of December 31, 1996, the Company had invested $440,000 with Centurion and had recorded a 4.4% investment in Centurion. The Company had the obligation to acquire an additional 7.13% investment in Centurion for $713,000 (for a total interest of 11.53%, which represents the maximum additional foreign ownership of Centurion that would be allowed under Venezuelan law given other existing foreign ownership positions). As of August 15, 1997, the Company had invested $845,955 with Centurion and had recorded an 8.46% investment in Centurion. The obligation to invest in Centurion ceased on August 15, 1997 when WCCI exercised its option to purchase the stock of CVV according to the terms described below.

8.       SUBSEQUENT EVENTS

         On January 30, 1997, the Company's board of directors established preferences for a Series A class of preferred stock consisting of 4,000,000 shares. The Series A preferred shares entitle their holders to 10 votes on all matters submitted to a vote of the shareholders of the Company and liquidation and dividend rights entitling the holder to receive an amount per share equal to ten times the aggregate amount to be distributed per share to the holders of common stock. On August 12, 1997, the Company designated an additional 250,000 shares of its preferred stock as Series A preferred stock.

         In December 1996, the Company entered into negotiations with TIC regarding the terms of a potential merger or acquisition. TIC held or had the right to acquire wireless communication rights in a number of South American and Latin American countries, including Venezuela, Costa Rica, Panama and Guatemala. On January 31, 1997, Wireless Cable & Communications, Inc. ("WCCI") entered into a transaction with TIC, pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. (the "Merged Companies"). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of WCCI's newly designated Series "A" Preferred Shares and legally TIC became a wholly-owned subsidiary of WCCI. Also, the former option holders of TIC received options to purchase 199,811 shares of WCCI's Series "A" Preferred Shares. As a result of the merger, the former shareholders and option holders of TIC currently hold approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis. Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquiror for accounting purposes. Accordingly, the merger has been accounted for as a "reverse acquisition" whereby TIC is deemed to have acquired an 87.7% interest on a common share equivalent basis in WCCI using the purchase method. However, WCCI remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

         Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (date of TIC inception) through December 31, 1996 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported.

         Generally accepted accounting principles require that the assets and liabilities of WCCI (the legal acquiror) be recorded at fair value at the date of the merger. However, based on management's estimates, the fair value of WCCI is not significantly different than its book carrying value. Therefore, the assets and liabilities of WCCI have been recorded at their carryover book value as of February 4, 1997 (the effective date of the merger) to reflect the reverse acquisition of WCCI as follows:


Current assets (including cash of $56,583)                 $            217,017
License rights                                                          913,500
Property and equipment (net)                                                217
Other long term assets                                                  577,347
Current liabilities                                                    (463,191)
Long-term debt                                                       (1,126,823)
Minority interest                                                       (31,077)
                                                           ---------------------

Stockholders' deficit (net)                                $             86,990
                                                           =====================

         The proforma net loss of the merged companies is $334,899, $1,120,522 and $1,514,529 for the years ended December 31, 1995, 1996 and for the period from September 27, 1994 (date of inception) to December 31, 1996.

         On August 4, 1997, a third party loaned the Company $2,100,000. The loan bears interest at 10%, is unsecured, and is payable with accrued interest on December 31, 1997. The Company has used $200,000 of the loan proceeds to exercise its option to purchase 68.14% of the outstanding shares of CVV (see Note 7), and intends to use the remaining proceeds from the loan to pay $800,000 to exercise its option in Venezuela to purchase an additional 10% of CVV, to pay for equipment and start-up expenses in Venezuela and Guatemala of $579,850, and to pay outstanding accounts payable of $496,784.

         On August 12, 1997, the Company designated 750,000 shares of its preferred stock as Series "B" Preferred Shares. The rights and privileges of the Series "B" Preferred Shares are as follows: (1) they carry a liquidation preference of $10 per share. The Series "B" and Series "A" Preferred Shares share ratably in liquidation proceeds (in accordance with their interests), prior to any liquidation distributions to the common shareholders; (2) they carry voting rights that entitle the holder to 1 vote per share and the holders vote together with the common shareholders as one class on all matters; (3) they are non-redeemable; (4) they pay noncumulative dividends in the annual amount of 6.75% per share payable semiannually on January 1 and July 1 of each year (payable in cash or additional Series "B" Preferred Shares, at the Company's option); and (5) they are convertible only into common shares of the Company on the earlier of the third anniversary of their initial issuance, the date preceding the closing of an underwritten public offering resulting in net proceeds to the Company of $15 million and a market capitalization of $50 million (including all amounts received by the Company in conjunction with the underwritten public offering) or the sale of all or substantially all of the Company's business or assets or a similar transaction. Each Series "B" Preferred Share is convertible into the number of common shares obtained by dividing $10 by the price per common share as determined in good faith by the board of directors of the Company, and
         (ii) in the case of an underwritten public offering, each Series "B" Preferred Share is convertible into such number of shares as is determined by dividing $10 by the public offering price.


PART III.

INDEX TO EXHIBITS

              Exhibit No.                                  Exhibit                                   Page
                  3.1          Articles of Incorporation                                              *
                  3.2          Bylaws                                                                 *
                  4.1          Statement of Rights and Preferences for the Series A Preferred         68
                               Stock
                  4.2          Statement of Rights and Preferences for the Series B Preferred         72
                               Stock
                  10.1         Agreement and Plan of Reorganization                                   *
                  10.2         Escrow Agreement between Fidelity Transfer Company, TTI and            *
                               the Company
                  10.3         Commitment Agreement between the Company and TTI                       *
                  10.4         Letter of Understanding with Decathlon Communications, Inc.            *
                  10.5         Merger Agreement Between the Company and Telecom Investment            77
                               Corporation
                  10.6         Services Agreement between Bridgeport Financial, Inc. and the          95
                               Company
                  10.7         Option and Stock Purchase Agreement between the Company,              103
                               Caracas Viva Vision, S.A. and its Shareholders
                  10.8         July 24, 1997 Amendment to Option and Stock Purchase Agreement        160
                  10.9         August 13, 1997 Amendment to Option and Stock Purchase                164
                               Agreement
                  12.1         Computation of Earnings Per Share                                     166
                  21.1         Subsidiaries of the Registrant                                        167
                  27.1         Financial Data Schedule                                               168





*        This document was previously filed with the Commission and is incorporated in this report by reference.


                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WIRELESS CABLE & COMMUNICATIONS, INC.
August 15, 1997
Date
                                           /s/ Lance D'Ambrosio
                                           Lance D'Ambrosio
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           WIRELESS CABLE & COMMUNICATIONS, INC.
August 15, 1997
Date
                                           /s/ Anthony Sansone
                                           Anthony Sansone
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

DIRECTORS


August 15, 1997                            /s/ Lance D'Ambrosio
Date                                       Lance D'Ambrosio



August 15, 1997                            /s/ Troy D'Ambrosio
Date                                       Troy D'Ambrosio



August 15, 1997                            /s/ George Sorenson
Date                                       George Sorenson



August 15, 1997                            /s/ Donald Williams
Date                                       Donald Williams