Form 10QSB
period 1997-03-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1997-08-22
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.





                          Commission file number 21143


                      WIRELESS CABLE & COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


      Nevada                                                      87-0545056
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   102 West 500 South, Suite 320
       Salt Lake City, Utah                                          84101
(Address of Principal Executive Offices)                           (Zip Code)

                                 (801) 328-5618
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.


As of August 18, 1997, 5,222,833 shares of registrant's Common Stock, par value $.01 per share, 2,397,732 shares of the registrant's Series A Preferred Shares, par value $.01 per share, and 354,825 shares of the registrant=s Series B Preferred Shares, par value $.01 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Wireless Cable & Communications, Inc. ("WCCI") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements have been prepared using a reverse acquisition accounting treatment due to a transaction where Telecom Investment Corporation ("TIC") merged with a wholly owned subsidiary of WCCI and the financial statements presented for the period from September 27, 1994 (date of TIC inception) through March 31, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported (see Note 1). The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through March 31, 1997 and for the full three months, and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to March 31, 1997. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the WCCI annual report on Form 10-KSB, as amended, for the year ended December 31, 1996, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996



                                                                                March 31,            December 31,
                                                                                  1997                   1996
ASSETS
CURRENT ASSETS:
  Cash                                                                        $      209,981         $        8,902
  Prepaid license lease fees                                                         162,009                      -
  Other current assets (owed by related parties)                                       4,244                 14,778
                                                                             ----------------      -----------------
         Total current assets                                                        376,234                 23,680
INVESTMENT IN CENTURION                                                              617,076                      -

LICENSE RIGHTS - Net                                                                 894,167                      -
                                                                             ----------------      -----------------
TOTAL ASSETS                                                                   $   1,887,477         $       23,680
                                                                             ================      =================

LIABILITIES AND STOCKHOLDERS= DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                             $     554,130         $      438,557
  Accrued license lease fees                                                         125,925                      -
  Accrued consulting fees                                                            100,000                      -
                                                                             ----------------      -----------------
         Total current liabilities                                                   780,055                438,557
LONG-TERM LIABILITIES:
   Long-term debt (owed to related parties)                                        1,303,227                231,570
   Note payable                                                                      530,838                      -
MINORITY INTEREST IN SUBSIDIARY                                                       28,806                      -
                                                                             ----------------      -----------------
         Total liabilities                                                         2,642,926                670,127
                                                                             ----------------      -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS= DEFICIT:
 Series A Preferred stock; $0.01 par value; 4,000,000
shares                authorized, and 2,397,732 and 0 shares
issued and outstanding                                                                23,977                      -
    in 1997 and 1996, respectively
  Common stock; $0.01 par value; 15,000,000 shares authorized:
    3,645,833 and 1,500,000 shares issued and outstanding                             36,458                 15,000
    in 1997 and 1996 respectively                                                     41,555                      -
  Additional paid-in capital                                                        (857,439)              (661,447)
  Deficit accumulated during the development stage
                                                                             ----------------      -----------------
         Total stockholders= deficit                                                (755,449)              (646,447)
                                                                             ----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS= DEFICIT                                      $ 1,887,477         $       23,680
                                                                             ================      =================
See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1997
                                                                                                    September 27,
                                                              Three                Three            1994 (Date of
                                                              Months              Months            Inception) To
                                                              Ended                Ended              March 31,
                                                            March 31,            March 31,              1997
                                                               1997                1996
                                                          ---------------     ----------------     ----------------

REVENUES                                                            NONE                 NONE                 NONE
                                                          ---------------     ----------------     ----------------
EXPENSES:
  Professional fees                                        $      66,158       $        9,189       $      290,301
  Depreciation and amortization                                   19,550                    -               19,550
  Lease expense                                                    7,942                    -                7,942
  Consulting                                                      23,198               30,000              316,078
  General and administrative                                      55,743                7,383              165,024
                                                          ---------------     ----------------     ----------------
   Total                                                         172,591               46,572              798,895
INTEREST EXPENSE                                                  25,672                4,648               60,815
                                                          ---------------     ----------------     ----------------
NET LOSS BEFORE MINORITY INTEREST                                198,263               51,220              859,710
MINORITY INTEREST IN LOSS OF SUBSIDIARY                            2,271                    -                2,271
                                                          ---------------     ----------------     ----------------
NET LOSS                                                   $     195,992         $     51,220        $     857,439
                                                          ===============     ================     ================

Net loss per Common Share and
  Common Share Equivalent                                         (0.07)         $     (0.02)

                                                          ===============     ================

Weighted average Common Shares and
  Common Share Equivalents                                     2,692,849            2,497,938
                                                          ===============     ================


See notes to consolidated financial statements.



WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 1997,
THE YEAR ENDED DECEMBER 31, 1996,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1997



                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                            Additional       During the
                                      Preferred Stock               Common Stock             Paid-in        Development
                                  Shares         Amount         Shares        Amount         Capital          Stage

Issuance of TIC stock to TIC
  shareholders in October 1994                                   1,500,000      $15,000

Net loss for the period from
September    27, 1995 (date of
inception) to                                                                                                 $(59,108)
  December 31, 1994
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1994                                       1,500,000       15,000                        (59,108)
Net loss for the year ended
   December 31, 1995                                                                                          (179,771)
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1995                                       1,500,000       15,000                       (238,879)
Net loss for the year ended
   December 31, 1996                                                                                          (422,568)
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1996                                       1,500,000       15,000                       (661,447)
Reverse acquisition of TIC:
   Exchange of TIC common
stock for                         2,397,732        $23,977     (1,500,000)     (15,000)      $(8,977)
   WCCI Series A Preferred
Shares

   Addition of WCCI common                                       3,645,833       36,458        50,532
stock
Net loss for the three months
   ended March 31, 1997                                                                                       (195,992)
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, MARCH 31, 1997           2,397,732        $23,977       3,645,833      $36,458       $41,555        $(857,439)
                                 ===========    ===========   =============    =========    ==========    ==============




See notes to consolidated financial statements.

                                       5



WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1997



                                                                             Three                Three            September 27,
                                                                             Months              Months            1994 (Date of
                                                                             Ended                Ended            Inception) To
                                                                            March 31,            March 31,            March 31,
                                                                              1997                1996                  1997
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                              $    (195,992)        $    (51,220)         $   (857,439)
  Adjustments to reconcile net loss to net cash used in
    development activities:
    Depreciation and amortization                                              19,550                    -                19,550
    Minority interest in loss of subsidiary                                    (2,271)                   -                (2,271)
    Change in assets and liabilities:
      Prepaid license lease fees                                               12,203                    -                (1,575)
      Other assets                                                            574,103                    -               573,103
      Accounts payable                                                       (248,021)              25,663                35,823
      Accrued license lease fees                                              125,925                    -               125,925
      Accrued consulting fees                                                 100,000                    -               100,000
                                                                       ---------------     ----------------     -----------------
         Net cash generated (used) in development                             385,497              (25,557)               (6,884)
         activities
                                                                       ---------------     ----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Centurion                                                     (617,076)                   -              (617,076)
 Reverse acquisition of WCCI                                                   56,583                    -                56,583
                                                                       ---------------     ----------------     -----------------
         Net cash used in investing activities                              (560,493)                    -             (560,493)
                                                                       ---------------     ----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            -                    -                15,000
  Proceeds from related party borrowings                                       20,566               18,779               406,839
  Payment for related party borrowings                                       (175,319)                   -              (175,319)
  Borrowings through a promissory note                                        530,838                    -               530,838
                                                                       ---------------     ----------------     -----------------
         Net cash generated by financing activities                           376,075               18,779               777,358
                                                                       ---------------     ----------------     -----------------
NET INCREASE (DECREASE) IN CASH                                               201,079               (6,778)              209,981
CASH AT BEGINNING OF PERIOD                                                     8,902               15,009                     -
                                                                       ---------------     ----------------     -----------------
CASH AT END OF PERIOD                                                   $     209,981        $       8,231         $     209,981
                                                                       ===============     ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest and income taxes
                                                                                 NONE                 NONE                  NONE
                                                                       ===============     ================     =================


See notes to consolidated financial statements.

                                       6

     WIRELESS CABLE & COMMUNICATIONS, INC.
     AND SUBSIDIARIES
     (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     MARCH 31, 1997
     (Unaudited)

     1.  Presentation

         On January 31, 1997, Wireless Cable & Communications, Inc. (AWCCI@) entered into a transaction with Telecom Investment Corporation (ATIC@), pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. (the AMerged Companies@ or the ACompany@). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of WCCI=s newly designated Series AA@ Preferred Shares and legally TIC became a wholly-owned subsidiary of WCCI. Also, the former option holders of TIC received options to purchase 199,811 shares of WCCI=s Series AA@ Preferred Shares. As a result of the merger, the former shareholders and option holders of TIC currently hold approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis. Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquiror for accounting purposes. Accordingly, the merger has been accounted for as a Areverse acquisition@ whereby TIC is deemed to have acquired an 87.7% interest on a common share equivalent basis in WCCI using the purchase method. However, WCCI remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

         Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (date of TIC inception) through March 31, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported. The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through March 31, 1997 and for the full three months and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to March 31, 1997.

         The consolidated financial statements also include the accounts of WCCI's subsidiaries, including Auckland Independent Television Services, Ltd. ("AITS"), and Transworld Wireless Television, Inc.
         ("TWTI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     2.  Net loss per common share and common share equivalent

         Net loss per common share and common share equivalent is calculated by dividing net loss by the weighted average number of common shares and the common stock equivalent for the Series A preferred stock outstanding during the period. Series A Preferred shares are included in the calculation because of the ten to one voting rights, dividend and liquidation attributes of the preferred shares as compared to the common shareholders.

     3.  Use of Estimates in Preparing Financial Statements

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

     4.  New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassifications of financial statements for earlier periods provided for comparative purposes is required. The impact on WCCI of the adoption of SFAS No. 130 has not yet been fully determined.

         In June 1997, the FASB issued SFAS No. 131 ADisclosures About Segments of an Enterprise and Related Information@ which establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. It supersedes SFAS No. 14 but retains the requirement to report information about major customers. It amends SFAS No. 94 to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS No. 131 will result in additional disclosures but is not expected to have a material impact on WCCI=s operations or financial condition.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.     MATERIAL CHANGES IN FINANCIAL CONDITION

         At March 31, 1997, the Company had current assets of $376,234, compared to $23,680 at December 31, 1996, for an increase of $352,554. Cash increased by $201,079 from $8,902 to $209,981 during the three-month period, primarily as a result of the Company completing a merger transaction whereby TIC merged with a newly formed wholly-owned subsidiary of WCCI effective February 4, 1997 (the AMerger@) (see Item 5(A) below) and the receipt of $450,000 of proceeds from the sale of secured promissory notes (the ANotes@), which are more particularly described in the Company=s report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1996, which description is hereby incorporated by reference. Current liabilities as of March 31, 1997, were $780,055, compared to $438,557 as of December 31, 1996, for an increase of $341,498, primarily as a result of the Merger.

         At March 31, 1997, total assets were $1,887,477, compared to $23,680 as of December 31, 1996, for an increase of $1,863,797. The increase in total assets was due primarily to the WCCI assets associated with the Merger and the proceeds from the sale of additional Notes. Total liabilities increased $1,972,799 from $670,127 as of December 31, 1996 to $2,642,926 as of March 31,
1997. The increase in total liabilities is a result of the additional current liabilities, long-term debt and minority interest in subsidiary associated with the WCCI liabilities from the Merger and the additional proceeds from the sale of the Notes. Total stockholders' deficit increased by $109,002 from $646,447 at December 31, 1996, to $755,449 at March 31, 1997.

         B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The Company did not have operating revenues for either of the three months ended March 31, 1997 or 1996. During the three months ending March 31, 1997, total operating expenses (and operating loss) were $172,591, compared to $46,572 for the same three-month period a year earlier, for an increase of $126,019. The increase in operating loss is a result of the addition of depreciation and amortization and lease expense associated with WCCI=s assets and an increase in administrative expenses and professional fees incurred by the Company in conjunction with the Merger.

         During the three months ending March 31, 1997, the Company had a net loss of $195,992, compared to a net loss of $51,220 for the same period a year earlier, for an increase of $144,772. The increase in net loss is primarily a result of the addition of depreciation and amortization, lease and interest expenses and the minority interest in loss of subsidiary associated with WCCI's assets and an increase in administrative expenses and professional fees due to the expenses incurred by the Company in conjunction with the Merger. For the three months ended March 31, 1997, there was a net loss per common share and common share equivalent of $(0.08), compared to a net loss per common share and common share equivalent of $(0.02) for the same period a year earlier.

         C.     LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's current liabilities exceeded its current assets by $403,821. The Company anticipates that it will obtain the financing necessary to pay its liabilities and to fund its future operations through loans, equity investments and other transactions. While there can be no assurance that the Company will secure such financing, the Company has negotiated a financing commitment from Transworld Telecommunications, Inc., a related party, for up to $1,000,000 in debt, and has secured additional funds from the issuance of debt in the form of the Notes (up to $1,600,000), and as of August 4, 1997, has secured $2,100,000 of financing through the delivery of an unsecured promissory note. These financing arrangements are all more particularly described in the Company=s report on Form 10-KSB, as amended, for the year ended December 31, 1996, which descriptions are incorporated herein by reference. In the event that the Company is unsuccessful in completing these financing arrangements or in obtaining substitute funding commitments, the Company would have difficulty in meeting its operating expenses, satisfying its existing or future debt obligations, or succeeding in acquiring, developing or operating a wireless telecommunications system or adding subscribers to such systems. If the Company does not have sufficient cash flow or is unable to otherwise satisfy its debt obligations, its ongoing growth and operations could be restricted and the viability of the Company could be adversely affected.

     PART II: OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

                                      None

     ITEM 2.  CHANGES IN SECURITIES

                                      None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None.

     ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

     ITEM 5.     OTHER INFORMATION

         A.   TELECOM INVESTMENT CORPORATION MERGER

         On January 31, 1997, WCCI entered into a transaction with TIC, pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. This transaction is more particularly described in Note 1 herein and in the Company=s report on Form 10-KSB, as amended, for the year ended December 31, 1996, which description is incorporated herein by reference.

         A.   STOCK OPTION AWARDS

         On March 17, 1997, the Company entered into an agreement with a third party pursuant to which the third party will provide consulting services to the Company through December 31, 1997 in exchange for an option to purchase 500 shares of common stock per month at $.10 per share through December 31, 1997. The options expire on April 14, 1999.

         On March 31, 1997, the Company entered into an agreement with a third party who has previously providing consulting services to the Company pursuant to which the third party acquired an option to purchase 50,000 shares of the Company's common stock at $1.00 per share. The option is exercisable through April 14, 1999.

     ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       EXHIBITS.

                                      None

         B.       REPORTS ON FORM 8-K
                                      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WIRELESS CABLE & COMMUNICATIONS, INC.


       Date: August 18, 1997               BY  /s/ ANTHONY SANSONE
                                           Anthony Sansone
                                           Chief Accounting Officer