Form 10QSB
period 1997-06-30
WIRELESS CABLE & COMMUNICATIONS INC
filed 1997-08-22
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO




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

         The accompanying unaudited consolidated financial statements have been prepared by Wireless Cable & Communications, Inc. ("WCCI") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements have been prepared using a reverse acquisition accounting treatment due to a transaction where Telecom Investment Corporation ("TIC") merged with a wholly owned subsidiary of WCCI and the financial statements presented for the period from September 27, 1994 (date of TIC inception) through June 30, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported (see Note 1). The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through June 30, 1997 and for the full six months, and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to June 30, 1997. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the WCCI annual report on form 10-KSB, as amended, for the year ended December 31, 1996, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
                                                                                June 30,             December 31,
                                                                                  1997                   1996
ASSETS
CURRENT ASSETS:
  Cash                                                                         $      78,409         $        8,902
  Prepaid license lease fees                                                         157,272                      -
  Other current assets (owed by related parties)                                         970                 14,778
                                                                             ----------------      -----------------
         Total current assets                                                        236,651                 23,680
INVESTMENT IN CENTURION                                                              788,424                      -
LICENSE RIGHTS - Net                                                                 865,167                      -
                                                                             ----------------      -----------------
TOTAL ASSETS                                                                    $  1,890,242         $       23,680
                                                                             ================      =================

LIABILITIES AND STOCKHOLDERS= DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                             $     519,505         $      438,557
  Accrued license lease fees                                                         145,730                      -
  Accrued consulting fees                                                            100,000                      -
                                                                             ----------------      -----------------
         Total current liabilities                                                   765,235                438,557
LONG-TERM LIABILITIES:
   Long-term debt (owed to related parties)                                        1,331,812                231,570
   Note payable                                                                      746,095                      -
MINORITY INTEREST IN SUBSIDIARY                                                       25,649                      -
                                                                             ----------------      -----------------
         Total liabilities                                                         2,868,791                670,127
                                                                             ----------------      -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS= DEFICIT:
 Series A Preferred stock; $0.01 par value; 4,000,000
shares authorized and 2,397,732 and 0 shares issued
and outstanding                                                                       23,977                      -
  in 1997 and 1996, respectively
  Common stock; $0.01 par value; 15,000,000 shares authorized:
    3,645,833 and 1,500,000 shares issued and outstanding                             36,458                 15,000
    in 1997 and 1996 respectively                                                     41,555                      -
  Additional paid-in capital                                                      (1,080,539)              (661,447)
  Deficit accumulated during the development stage
                                                                             ----------------      -----------------
         Total stockholders= deficit                                                (978,549)              (646,447)
                                                                             ----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS= DEFICIT                                      $ 1,890,242         $       23,680
                                                                             ================      =================
See notes to consolidated financial statements.

                                       3

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1997



                                                                                                    September 27,
                                                              Three                Three            1994 (Date of
                                                              Months              Months            Inception) To
                                                              Ended                Ended              June 30,
                                                             June 30,            June 30,               1997
                                                               1997                1996
                                                          ---------------     ----------------     ----------------
REVENUES                                                            NONE                 NONE                 NONE
                                                          ---------------     ----------------     ----------------
EXPENSES:
  Professional fees                                        $      24,494       $       20,475       $      314,795
  Depreciation and amortization                                   29,000                    -               48,550
  Lease expense                                                   24,544                    -               32,486
  Consulting                                                      23,200               36,000              339,278
  General and administrative                                      81,178               34,889              246,202
                                                          ---------------     ----------------     ----------------
   Total                                                         182,416               91,364              981,311
INTEREST EXPENSE                                                  43,841                5,428              104,656
                                                          ---------------     ----------------     ----------------
NET LOSS BEFORE MINORITY INTEREST                                226,257               96,792            1,085,967
MINORITY INTEREST IN LOSS OF SUBSIDIARY                            3,157                    -                5,428
                                                          ---------------     ----------------     ----------------
NET LOSS                                                   $     223,100       $       96,792      $     1,080,539
                                                          ===============     ================     ================

Net loss per Common Shares and
  Common Share equivalent                                  $      (0.08)       $        (0.04)

                                                          ===============     ================

Weighted average Common Shares and
  Common Share equivalent                                      2,697,498            2,511,196
                                                          ===============     ================


See notes to consolidated financial statements.

                                       4

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1997



                                                               Six                  Six              September 27,
                                                              Months              Months             1994 (Date of
                                                              Ended                Ended              Inception) To
                                                             June 30,            June 30,               June 30,
                                                               1997                1996                  1997
                                                          ---------------     ----------------     ----------------
REVENUES                                                            NONE                 NONE                 NONE
                                                          ---------------     ----------------     ----------------
EXPENSES:
  Professional fees                                        $      90,652       $       29,664      $       314,795
  Depreciation and amortization                                   48,550                    -               48,550
  Lease expense                                                   32,486                    -               32,486
  Consulting                                                      46,398               66,000              339,278
  General and administrative                                     136,921               42,272              246,202
                                                          ---------------     ----------------     ----------------
   Total                                                         355,007              137,936              981,311
INTEREST EXPENSE                                                  69,513               10,076              104,656
                                                          ---------------     ----------------     ----------------
NET LOSS BEFORE MINORITY INTEREST                                424,520              148,012            1,085,967
MINORITY INTEREST IN LOSS OF SUBSIDIARY                            5,428                    -                5,428
                                                          ---------------     ----------------     ----------------
NET LOSS                                                   $     419,092       $      148,012      $     1,080,539
                                                          ===============     ================     ================

Net loss per Common Shares and
  Common Share equivalent                                  $       (0.16)      $        (0.06)

                                                          ===============     ================

Weighted average Common Shares and
  Common Share equivalent                                      2,695,187            2,498,011
                                                          ===============     ================


See notes to consolidated financial statements.

                                       5

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1997,
THE YEAR ENDED DECEMBER 31, 1996,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1997



                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                            Additional       During the
                                   Preferred Stock                    Common Stock           Paid-in        Development
                                 Shares         Amount            Shares        Amount       Capital           Stage
Issuance of TIC stock to TIC
  shareholders in October 1994                                   1,500,000      $15,000

Net loss for the period from
September    27, 1995 (date of
inception) to                                                                                                 $(59,108)
  December 31, 1994
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1994                                       1,500,000       15,000                        (59,108)
Net loss for the year ended
   December 31, 1995                                                                                          (179,771)
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1995                                       1,500,000       15,000                       (238,879)
Net loss for the year ended
   December 31, 1996                                                                                          (422,568)
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, DECEMBER 31, 1996                                       1,500,000       15,000                       (661,447)
Reverse acquisition of TIC:
   Exchange of TIC common
stock for                         2,397,732        $23,977     (1,500,000)     (15,000)      $(8,977)
   WCCI Series A Preferred
Shares

   Addition of WCCI common                                       3,645,833       36,458        50,532
stock
Net loss for the six month
period                                                                                                        (419,092)
   ended June 30, 1997
                                 -----------    -----------   -------------    ---------    ----------    --------------
BALANCE, JUNE 30, 1997            2,397,732        $23,977       3,645,833      $36,458       $41,555      $(1,080,539)
                                 ===========    ===========   =============    =========    ==========    ==============




See notes to consolidated financial statements.

                                       6


WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1997

                                                                                Six                  Six              September 27,
                                                                               Months               Months            1994 (Date of
                                                                               Ended                Ended             Inception) To
                                                                              June 30,             June 30,             June 30,
                                                                                1997                 1996                 1997
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                                  $    (419,092)       $     (148,013)      $  (1,080,539)
  Adjustments to reconcile net loss to net cash used in
    development activities:
    Depreciation and amortization                                                  48,550                    -               48,550
    Minority interest in loss of subsidiary                                        (5,428)                   -               (5,428)
    Change in assets and liabilities:
      Prepaid license lease fees                                                   16,940                    -                3,162
      Other assets                                                                577,377                    -              576,377
      Accounts payable                                                           (282,646)               59,653               1,198
      Accrued license lease fees                                                  145,730                    -              145,730
      Accrued consulting fees                                                     100,000                    -              100,000
                                                                           ---------------      ---------------     ----------------
         Net cash generated (used) in development activities                      181,431              (88,360)            (210,950)
                                                                           ---------------      ---------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Centurion                                                         (788,424)                   -             (788,424)
 Reverse acquisition of WCCI                                                       56,583                    -               56,583
                                                                           ---------------      ---------------     ----------------
         Net cash used in investing activities                                  (731,841)                    -             (731,841)
                                                                           ---------------      ---------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                -                    -               15,000
  Proceeds from related party borrowings                                           49,141                89,115             435,424
  Payments for  related parties borrowings                                       (175,319)                   -             (175,319)
  Borrowings through a promissory note                                            746,095                    -              746,095
                                                                           ---------------      ---------------     ----------------
         Net cash generated by financing activities                               619,917                89,115            1,021,200
                                                                           ---------------      ---------------     ----------------
NET INCREASE IN CASH                                                               69,507                   755               78,409
CASH AT BEGINNING OF PERIOD                                                         8,902                15,009                    -
                                                                           ---------------      ---------------     ----------------
CASH AT END OF PERIOD                                                       $      78,409       $        15,764      $        78,409
                                                                           ===============      ===============     ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest and income taxes
                                                                                     NONE                 NONE                  NONE
                                                                           ===============      ===============     ================


See notes to consolidated financial statements.


         WIRELESS CABLE & COMMUNICATIONS, INC.
         AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         JUNE 30, 1997
         (Unaudited)

         1.       Presentation

                  On January 31, 1997, Wireless Cable & Communications, Inc. ("WCCI") entered into a transaction with Telecom Investment Corporation ("TIC"), pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. (the "Merged Companies" or the "Company"). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of WCCI's newly designated Series AA@ Preferred Shares and legally TIC became a wholly-owned subsidiary of WCCI. Also, the former option holders of TIC received options to purchase 199,811 shares of WCCI=s Series AA@ Preferred Shares. As a result of the merger, the former shareholders and option holders of TIC currently hold approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis. Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquiror for accounting purposes. Accordingly, the merger has been accounted for as a Areverse acquisition@ whereby TIC is deemed to have acquired an 87.7% interest on a common share equivalent basis in WCCI using the purchase method. However, WCCI remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

                  Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (date of TIC inception) through June 30, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported. The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through June 30, 1997 and for the full six months and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to June 30, 1997.

                  The consolidated financial statements also include the accounts of WCCI and its subsidiaries, including Auckland Independent Television Services, Ltd. (AAITS@), and Transworld Wireless Television, Inc. (ATWTI@). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

                  A.     MATERIAL CHANGES IN FINANCIAL CONDITION

                  At June 30, 1997, the Company had current assets of $236,651, compared to $23,680 at December 31, 1996, for an increase of $212,971. Cash increased by $69,507 from $8,902 to $78,409 during the six month period, primarily as a result of the Company completing a merger transaction whereby TIC merged with a newly formed wholly-owned subsidiary of WCCI effective February 4, 1997 (see Item 5(A) in the Company=s report on Form 10-QSB for the three month period ended March 31, 1997, which description is hereby incorporated by reference) (the AMerger@) and the receipt of $650,000 of proceeds from the sale of secured promissory notes (the ANotes@), which are more particularly described in the Company=s report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1996, which description is hereby incorporated by reference. The increase in cash was offset by a decrease due to the payment of outstanding accounts payable. Current liabilities as of June 30, 1997, were $765,235, compared to $438,557 as of December 31, 1996, for an increase of $326,678, primarily as a result of the Merger.

                  At June 30, 1997, total assets were $1,890,242, compared to $23,680 as of December 31, 1996, for an increase of $1,866,562. The increase in total assets was due primarily to the WCCI assets associated with the Merger and the proceeds from the sale of additional Notes. Total liabilities increased $2,198,664 from $670,127 as of December 31, 1996 to $2,868,791 as of June 30, 1997. The increase in total liabilities is a result of the additional current liabilities, long-term debt and minority interest in subsidiary associated with the WCCI liabilities from the Merger and the additional proceeds from the sale of the Notes. Total stockholders' deficit increased by $332,102 from $646,447 at December 31, 1996, to $978,549 at June 30, 1997.

                  B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

                  The Company did not have operating revenues for either of the six months ended June 30, 1997 or 1996. During the six months ending June 30, 1997, total operating expenses (and operating loss) were $355,007, compared to $376,815 for the same three-month period a year earlier, for a decrease of $21,808. The decrease was due to additional administrative expenses incurred in 1996 for an equity offering which did not close and was offset by the addition of depreciation and amortization and lease expense associated with WCCI's assets and an increase in administrative expenses and professional fees due to the expenses incurred by the Company in conjunction with the Merger.

                  During the six months ending June 30, 1997, the Company had a net loss of $419,092, compared to a net loss of $386,891 for the same period a year earlier, for an increase of $32,201. The increase in net loss is primarily a result of the addition of depreciation and amortization, lease and interest expenses and the minority interest in loss of subsidiary associated with WCCI's assets and an increase in administrative expenses and professional fees due to the expenses incurred by the Company in conjunction with the Merger. For the six months ended June 30, 1997, there was a net loss per common share and common share equivalent of $(0.16), compared to a net loss per common share and common share equivalent of $(0.06) for the same period a year earlier.

                  C.     LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 1997, the Company's current liabilities exceeded its current assets by $528,584. The Company anticipates that it will obtain the financing necessary to pay its liabilities and to fund its future operations through loans, equity investments and other transactions. While there can be no assurance that the Company will secure such financing, the Company has negotiated a financing commitment from Transworld Telecommunications, Inc., a related party, for up to $1,000,000 in debt, and has secured additional funds from the issuance of debt in the form of the Notes (up to $1,600,000), and as of August 4, 1997, has secured $2,100,000 financing through the delivery of an unsecured promissory note. These financing arrangements are all more particularly described in the Company=s report on Form 10-KSB, as amended, for the year ended December 31, 1996, which descriptions are incorporated herein by reference. In the event that the Company is unsuccessful in completing these financing arrangements or in obtaining substitute funding commitments, the Company would have difficulty in meeting its operating expenses, satisfying its existing or future debt obligations, or succeeding in acquiring, developing or operating a wireless telecommunications system or adding subscribers to such systems. If the Company does not have sufficient cash flow or is unable to otherwise satisfy its debt obligations, its ongoing growth and operations could be restricted and the viability of the Company could be adversely affected.


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

                                      None.






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