Form 10QSB
period 1997-09-30
WIRELESS CABLE & COMMUNICATIONS INC
filed 1997-11-20
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


As of October 31, 1997, 6,023,138 shares of registrant's Common Stock, par value $.01 per share, 2,924,063 shares of the registrant's Series A Preferred Shares, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Shares, par value $10.00 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Wireless Cable & Communications, Inc. ("WCCI") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements have been prepared using a reverse acquisition accounting treatment due to a transaction where Telecom Investment Corporation ("TIC") merged with a wholly owned subsidiary of WCCI and the financial statements presented for the period from September 27, 1994 (date of TIC inception) through September 30, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported (see
Note 1). The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through September 30, 1997 and for the full nine months, and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to September 30, 1997. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the WCCI annual report on form 10-KSB, as amended, for the year ended December 31, 1996, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.









                 [THIS SPACE INTENTIONALLY LEFT BLANK]

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (Unaudited)
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                                    September 30,       December 31,
                                                                        1997               1996
ASSETS

CURRENT ASSETS:
 Cash ..........................................................   $  8,247,003    $      8,902
 Accounts Receivable, net ......................................         14,411             --
 Prepaid license lease fees, other .............................        205,002          14,778
                                                                   -------------   -------------
         Total current assets ..................................      8,466,416          23,680

INVESTMENT IN AFFILIATES .......................................      1,808,455            --
EQUIPMENT - Net ................................................        406,506            --
LICENSE RIGHTS - Net ...........................................        836,167            --
DUE FROM AFFILIATES ............................................         64,855            --
INTANGIBLE ASSETS & GOODWILL - Net .............................      7,422,110            --
OTHER ASSETS ...................................................         35,063            --
                                                                   -------------   -------------
TOTAL ASSETS ...................................................   $ 19,039,572    $     23,680
                                                                   =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable & other accrued liabilities .................   $    473,034    $    438,557
  Accrued license lease fees ...................................        121,621            --
  Accrued consulting fees - related party ......................        100,000            --
  Due to affiliates ............................................        746,579            --
  Customer Deposits ............................................         40,671            --
                                                                   -------------   -------------
         Total current liabilities .............................      1,481,905         438,557

LONG-TERM LIABILITIES:
   Long-term debt - related parties ............................      1,341,631         231,570
   Note payable ................................................        732,383            --

MINORITY INTEREST IN SUBSIDIARY ................................         22,413            --
                                                                   -------------   -------------
         Total liabilities .....................................      3,578,332         670,127
                                                                   -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Series A Preferred stock; $0.01 par value; 4,250,000 shares authorized and 2,924,063 and 0 shares issued and outstanding
    in 1997 and 1996, respectively .............................         29,241            --
 Series B Preferred stock; $10.00 par value; 750,000 shares
    authorized: 354,825 and 0 issued and outstanding in 1997
    and 1996, respectively .....................................          3,548            --
 Common stock; $0.01 par value; 15,000,000 shares authorized:
    6,023,138 and 1,500,000 shares issued and outstanding
    in 1997 and 1996 respectively ..............................         60,231          15,000
 Additional paid-in capital ....................................     17,105,471            --
 Deficit accumulated during the development stage ..............     (1,737,251)       (661,447)
                                                                   -------------   -------------
         Total stockholders' deficit ...........................     15,461,240        (646,447)
                                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 19,039,572    $     23,680
                                                                   =============   =============


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                                                             Three                   Three             September 27,
                                                                             Months                  Months            1994 (Date of
                                                                             Ended                   Ended             Inception) To
                                                                          September 30,           September 30,        September 30,
                                                                              1997                    1996                  1997
                                                                        ---------------         ---------------        -------------

REVENUES ...................................................            $    38,648                   NONE              $    38,648
COST OF SERVICES ...........................................                 24,106                                          24,106
                                                                        ------------            ------------            ------------
GROSS PROFIT ...............................................                 14,542                   NONE                   14,542

EXPENSES:
  Professional fees ........................................                138,919             $    43,124                 453,714
  Depreciation and amortization ............................                187,353                    --                   235,903
  Lease expense ............................................                 28,884                    --                    61,370
  Consulting ...............................................                 56,862                  35,000                 396,140
  Payroll expenses .........................................                139,721                    --                   139,721
  General and administrative ...............................                110,243                  82,633                 356,445
                                                                        ------------            ------------            ------------
     Total .................................................                661,982                 160,757               1,643,293
                                                                        ------------            ------------            ------------
OPERATING LOSS .............................................               (647,440)               (160,757)             (1,628,751)
                                                                        ------------            ------------            ------------
OTHER INCOME (EXPENSE)
   Interest income .........................................                 34,839                    --                    34,839
   Interest expense ........................................                (47,348)                (10,892)               (152,004)
                                                                        ------------            ------------            ------------
NET LOSS BEFORE MINORITY INTEREST ..........................               (659,949)               (171,649)             (1,745,916)

MINORITY INTEREST IN LOSS OF
SUBSIDIARIES ...............................................                  3,237                    --                     8,665
                                                                        ------------            ------------            ------------
NET LOSS ...................................................            $  (656,712)            $  (171,649)            $(1,737,251)
                                                                        ============            ============            ============

Net loss per Common Shares and
  Common Share equivalent ..................................            $     (.024)            $     (0.07)
                                                                        ============            ============
Weighted average Common Shares and
  Common Share equivalent ..................................              2,769,174               2,511,196
                                                                        ============            ============


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997


                                                                            Nine                     Nine              September 27,
                                                                           Months                   Months             1994 (Date of
                                                                            Ended                    Ended             Inception) To
                                                                         September 30,            September 30,        September 30,
                                                                            1997                     1996                  1997
                                                                       ---------------          ---------------        -------------

REVENUES ...................................................            $    38,648                   NONE             $     38,648
COST OF SERVICES ...........................................                 24,106                    --                    24,106
                                                                        ------------            -----------            -------------

GROSS PROFIT ...............................................                 14,542                   NONE                   14,542

EXPENSES:
  Professional fees ........................................                229,571             $    72,788                 453,714
  Depreciation and amortization ............................                235,903                    --                   235,903
  Lease expense ............................................                 61,370                    --                    61,370
  Consulting ...............................................                103,260                 101,000                 396,140
  Payroll expenses .........................................                139,721                    --                   139,721
  General and administrative ...............................                247,164                 117,522                 356,445
                                                                        ------------            ------------            ------------
     Total .................................................              1,016,989                 291,310               1,643,293

OPERATING LOSS .............................................             (1,002,447)               (291,310)             (1,628,751)
                                                                        ------------            ------------            ------------
OTHER INCOME (EXPENSE)
   Interest income .........................................                 34,839                    --                    34,839
   Interest expense ........................................               (116,861)                (16,320)               (152,004)
                                                                        ------------            ------------            ------------
NET LOSS BEFORE MINORITY INTEREST ..........................             (1,084,469)               (307,630)             (1,745,916)

MINORITY INTEREST IN LOSS OF
SUBSIDIARIES ...............................................                  8,665                    --                     8,665
                                                                        ------------            ------------            ------------
NET LOSS ...................................................            $(1,075,804)            $  (307,630)            $(1,737,251)
                                                                        ============            ============            ============
Net loss per Common Shares and
  Common Share equivalent ..................................            $     (0.40)            $     (0.12)
                                                                        ============            ============
Weighted average Common Shares and
  Common Share equivalent ..................................              2,720,120               2,502,438
                                                                        ============            ============

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997,
THE YEAR ENDED DECEMBER 31, 1996,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                                                                                                           Deficit
                                           Series A               Series B                                               Accumulated
                                        Preferred Stock         Preferred Stock        Common Stock       Additional      During the
                                       -----------------       -----------------     -----------------     Paid-in       Development
                                       Shares     Amount       Shares     Amount     Shares     Amount     Capital          Stage
Issuance of TIC stock to TIC
  shareholders in October 1994......                                                 1,500,000  $15,000


Net loss for the period from
September  27, 1995 (date of
inception) to December 31, 1994.....                                                                                   $    (59,108)
                                       --------  --------      --------  --------   ---------  --------   ----------   -------------
BALANCE, DECEMBER 31, 1994                                                          1,500,000    15,000                     (59,108)

Net loss for the year ended
   December 31, 1995................                                                                                       (179,771)
                                       --------  --------      --------  --------   ---------  --------   ----------   -------------
BALANCE, DECEMBER 31, 1995..........                                                1,500,000    15,000                    (238,879)

Net loss for the year ended
   December 31, 1996................                                                                                       (422,568)
                                       --------  --------      --------  --------   ---------  --------   ----------   -------------
BALANCE, DECEMBER 31, 1996..........                                                1,500,000    15,000                    (661,447)

Reverse acquisition of TIC:
Exchange of TIC common stock for WCCI
Series A Preferred Shares...........   2,397,732 $  23,977                         (1,500,000)  (15,000) $   (8,977)

Addition of WCCI common stock.......                                                3,645,833    36,458       50,532

Exchange of CVV common stock for
 WCCI common stock and Series B
 Preferred Stock....................                            354,825     3,548   1,577,000    15,770    7,077,182

Issuance of WCCI common stock and
   Series A Preferred shares
   for cash.........................   526,331       5,264                            800,305     8,003    9,986,734

Net loss for the nine month
  Period edn September 30, 1997.....                                                                                     (1,075,804)
                                       --------  ---------     --------  --------   ---------  --------   ----------   -------------
BALANCE, SEPTEMBER 30, 1997.........  2,924,063  $  29,241      354,825  $  3,548   6,023,138  $ 60,231  $17,105,471   $ (1,737,251)
                                       ========  =========     ========  ========   =========  ========   ==========   =============


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                                                                    Nine                 Nine          September 27,
                                                                                   Months               Months        1994 (Date of
                                                                                   Ended                Ended          Inception) To
                                                                                September 30,        September 30,     September 30,
                                                                                   1997                  1996             1997

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss .............................................................       $ (1,075,804)       $   (307,630)       $ (1,737,251)
  Adjustments to reconcile net loss to net cash used in
    development activities:
    Depreciation and amortization ......................................            235,903                --               235,903
    Minority interest in loss of subsidiary ............................             (8,665)               --                (8,665)
    Change in assets and liabilities:
      Prepaid license lease fees .......................................            (44,567)               --               (44,567)
      Due from affiliates ..............................................            (40,127)               --               (44,804)
      Other assets .....................................................            585,396             233,108             575,294
      Accounts payable and other liabilities ...........................           (459,807)               --              (175,963)
      Accrued license lease fees .......................................            121,621                --               121,621
      Accrued consulting fees ..........................................            100,000                                 100,000
                                                                               -------------       -------------       -------------
               Net cash generated (used) in development activities......           (586,050)            (74,522)           (978,432)
                                                                               -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in affiliates ..............................................         (1,648,455)               --            (1,648,455)
 Reverse acquisition of WCCI ...........................................             56,582                --                56,582
 Acquisition of CVV, net of cash acquired ..............................           (200,000)                               (200,000)
                                                                               -------------       -------------       -------------
               Net cash used in investing activities ...................         (1,791,873)               --            (1,791,873)
                                                                               -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...............................          1,800,686                --             1,815,686
  Proceeds from issuance of preferred stock ............................          8,199,314                --             8,199,314
  Proceeds from related party borrowings ...............................             58,960              68,526             445,244
  Payments on related parties borrowings ...............................           (175,319)               --              (175,319)
  Payments on a promissory note ........................................         (2,253,217)                             (2,253,217)
  Borrowings through a promissory note .................................          2,985,600                               2,985,600
                                                                               -------------       -------------       -------------
               Net cash generated by financing activities ..............         10,616,024              68,526          11,017,308
                                                                               -------------       -------------       -------------

NET INCREASE IN CASH ...................................................          8,238,101              (5,996)          8,247,003

CASH AT BEGINNING OF PERIOD ............................................              8,902              15,009                --

CASH AT END OF PERIOD ..................................................       $  8,247,003        $      9,013        $  8,247,003
                                                                               =============       =============       =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
 Acquisition of CVV:
   Fair value of assets acquired, including intangible
   contract rights and equipment........................................       $  8,375,492
   Fair value of liabilities assumed ...................................           (878,992)
   Common stock issued .................................................         (3,548,250)
   Preferred stock issued ..............................................         (3,548,250)
   Future payments on acquisition ......................................           (200,000)
                                                                               -------------
               Net cash paid ...........................................       $   (200,000)
                                                                               =============

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997
(Unaudited)

1.             Presentation

               On January 31, 1997, Wireless Cable & Communications, Inc. ("WCCI") entered into a transaction with Telecom Investment Corporation ("TIC"), pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. (the "Merged Companies" or the "Company"). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of WCCI's newly designated Series "A" Preferred Shares and legally TIC became a wholly-owned subsidiary of WCCI. Also, the former option holders of TIC received options to purchase 199,811 shares of WCCI's Series "A" Preferred Shares. As a result of the merger, the former shareholders and option holders of TIC held approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis at the time of the merger. Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquiror for accounting purposes. Accordingly, the merger was accounted for as a "reverse acquisition" whereby TIC was deemed to have acquired an 87.7% interest on a common share equivalent basis in WCCI using the purchase method. However, WCCI remained the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

               Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (date of TIC inception) through September 30, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported. The financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through September 30, 1997 and for the full nine months and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to September 30, 1997.

               The consolidated financial statements also include the accounts of WCCI and its subsidiaries, including Auckland Independent Television Services, Ltd. ("AITS"), Transworld Wireless Television, Inc. ("TWTI"), and Caracas Viva Vision T.V., S.A. ("CVV"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.             Net loss per common share and common share equivalent

               Net loss per common share and common share equivalent is calculated by dividing net loss by the weighted average number of common shares and the common stock equivalent for the Series A preferred stock outstanding during the period. Series A Preferred shares are included in the calculation because of the ten-to-one voting rights, dividend and liquidation attributes of the preferred shares as compared to the common shareholders.

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

4.             Description of Purchase

               On August 15, 1997, the Company completed the acquisition of 68.14% of CVV, a Venezuelan company which operates a multi-channel television service (see Item 5(A) for a more detailed description of the transaction). Based on the terms of the acquisition, the transaction has been accounted for as a purchase of CVV by the Company for financial reporting and accounting purposes. Accordingly, the consolidated statements of operation include CVV's results since the date of the acquisition. The Company revalued the basis of CVV's acquired assets and assumed liabilities to fair value at the date of purchase. The intangible contract rights will be amortized over a seven year period.

               The allocation of the $7,496,500 purchase price for the purchase of 68.14% of CVV was as follows:


                   Fair value of assets acquired............       $  8,375,492
                   Fair value of liabilities assumed........           (878,992)
                                                                   -------------
                                                                   $  7,496,500
                                                                   =============

               The following unaudited proforma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of the period presented adjusted for the effect of recurring changes related to the acquisition, primarily the amortization of intangible contract rights and a reduction of depreciation expense due to the write-down to fair value of fixed assets.

                                                     Nine Months Ended September

                 Pro forma results                    1997             1996
                                                 -------------     -------------
                           Revenue.............  $    218,595      $    --
                           Net loss............  $ (1,377,931)     $   (307,630)
                           Net loss per common
                           share and common
                           share equivalent....  $      (0.46)     $      (0.12)



               These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the periods presented nor do they purport to represent results of future operations of the merged companies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

               A.     MATERIAL CHANGES IN FINANCIAL CONDITION

               At September 30, 1997, the Company had current assets of $8,466,416, compared to $23,680 at December 31, 1996, for an increase of $8,442,736. Cash increased by $8,238,101 from $8,902 to $8,247,003 during the nine month period, primarily as a result of the Company selling common stock and Series A Preferred stock to a third party investor (see Item 5(B) for a more detailed description of this transaction) (the "Petrolera Transaction") and the receipt of $775,000 of proceeds from the sale of secured promissory notes (the "Notes"), which are more particularly described in the Company's report on Form 10-KSB for the fiscal year ended December 31, 1996, which description is hereby incorporated by reference. The increase in cash was offset by a decrease due to the payment of outstanding accounts payable. Current liabilities as of September 30, 1997, were $1,481,905, compared to $438,557 as of December 31, 1996, for an increase of $1,043,348, primarily as a result of assuming liabilities in a transaction where the Company purchased 68.14% of a Venezuelan company which operates a multi-channel video system (see Item 5(A) for a more detailed description of the purchase) (the "CVV Transaction").

               At September 30, 1997, total assets were $19,039,572, compared to $23,680 as of December 31, 1996, for an increase of $19,015,892. The increase in total assets was due primarily to the assets acquired in the CVV Transaction, the proceeds from the sale of equity in the Petrolera Transaction and the sale of additional Notes. Total liabilities increased $2,908,205 from $670,127 as of December 31, 1996 to $3,578,332 as of September 30, 1997. The increase in total liabilities is a result of the additional current liabilities, long-term debt and minority interest in subsidiary associated with the liabilities assumed in the CVV Transaction and from the additional sale of the Notes. Total stockholders' equity increased by $16,107,687 from $(646,447) at December 31, 1996, to $15,461,240 at September 30, 1997.

               B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

               The Company had revenues of $38,648 for the nine months ended September 30, 1997 and generated $14,542 of gross profit on these revenues. Prior to 1997, the Company did not have revenues. During the nine months ending September 30, 1997, total operating expenses were $1,016,989, compared to $291,310 for the same nine-month period a year earlier, for an increase of $725,679. The increase was due primarily to administrative expenses incurred for the CVV Transaction and the Petrolera Transaction, additional depreciation, amortization and lease expense associated with the Company's license and intangible rights and the expenses of the CVV operations.

               During the nine months ending September 30, 1997, the Company had a net loss of $1,075,804, compared to a net loss of $307,630 for the same period a year earlier, for an increase of $768,174. The increase in net loss is primarily a result of the addition of depreciation and amortization, lease and interest expenses, increase in administrative costs from the CVV Transaction and the Petrolera Transaction and the losses from the CVV operation. For the nine months ended September 30, 1997, there was a net loss per common share and common share equivalent of $(0.40), compared to a net loss per common share and common share equivalent of $(0.12) for the same period a year earlier.

               C.     LIQUIDITY AND CAPITAL RESOURCES

               Prior to September 30, 1997, the Company funded its operating losses primarily through private equity and debt financings. As of September 30, 1997, the Company had cash totaling approximately $8.2 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk.

               During the nine month period ended September 30, 1997, the Company generated $8,238,101 compared to a use of approximately $5,996 during the same period a year earlier. This increase is cash is primarily due to the proceeds from the Petrolera Transaction and the Notes.

               Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the periods presented has not been significant. The Company anticipates however, that its investment in facilities and equipment will increase in the future, due to the Company's desire to build-out wireless telecommunications systems in its market area.

               The Company expects to continue to incur substantial costs associated with the build-out of the wireless telecommunications systems. The Company anticipates that its existing cash balances will be sufficient to fund the operations of the Company for approximately the next two years. However, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                                         None

ITEM 2.  CHANGES IN SECURITIES

                                                         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                                         None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                                         None.

ITEM 5.     OTHER INFORMATION

              A.   CVV Purchase.
                           On August 15, 1997, the Company purchased 68.14% of a
              Venezuelan company which operates a multichannel video system in Caracas, Venezuela. For a more detailed description of this transaction, see the Company's report on Form 10-KSB which is hereby incorporated by reference.

              B.   Equity Investment.
                           Effective  August 1, 1997, the Company entered into a
              Stock Purchase Agreement with Petrolera Argentina San Jorge, S.A. ("Petrolera"), an Argentinean sociedad anonima (the "Petrolera Agreement"). A copy of the Petrolera Agreement is attached to this report as an exhibit. Under the terms of the Petrolera Agreement, Petrolera acquired 800,305 common shares and 526,331 Series A preferred shares from the Company in exchange for an investment of US $10 million. Of the purchase price, US $7.9 million was paid in cash, and the balance ($2.1 million) was paid through the contribution by Petrolera of the $2.1 million promissory note delivered to it by the Company on August 4, 1997. The terms of that promissory note are more particularly described in the Company's report on Form 10-QSB for the period ended June 30, 1997.

                           Under  the  terms  of the  Petrolera  Agreement,  the
              Company made certain affirmative covenants, including an agreement that it will not take certain actions unless those actions are approved by two-thirds of the Company's board of directors. These actions include certain future issuances of securities, increases in benefits and other remunerations payable to the Company's board of directors and executive officers, the incurrence of certain indebtedness, or the consummation of certain other transactions, including mergers, consolidations or liquidations of the Company, or its sale of all or substantially all of its assets or properties. In addition, the Company granted Petrolera certain preemptive rights to acquire additional shares of the Company in the future and agreed to issue future equity securities to Petrolera in the event the Company acquires equity investments from parties specified in the Stock Purchase Agreement.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.   EXHIBITS.

                  1. Stock Purchase Agreement among the Company and Petrolera Argentina San Jorge, S.A. dated August 1, 1997.

         B.       REPORTS ON FORM 8-K

                                                         None

                                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WIRELESS CABLE & COMMUNICATIONS, INC.



Date: August 19, 1997                             BY  /s/ ANTHONY SANSONE
                                                      Anthony Sansone
                                                      Chief Accounting Officer




                                  EXHIBIT INDEX



                                                                      Sequential
Exhibit                                                                     Page
Number               Exhibit Description                                  Number

1                    Stock Purchase Agreement                                 --