Form 10KSB
period 1997-12-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1998-04-15
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

Commission file number                                                  00-21143

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                   Nevada                                 87-0545056
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

        102 West 500 South, Suite 320
          Salt Lake City, Utah                               84101
   (Address of principal executive office)                 (Zip Code)

(Issuer's telephone number) (801) 328-5618

      Securities to be registered under Section 12(b) of the Act:
             Title of each class       Name of each exchange on which registered
        Common Stock, Par Value $.01                                        None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No , and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the registrant's net revenue for its most recent fiscal year:  $40,186.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, was $3,580,767.

As of March 30, 1998, 8,209,900 shares of registrant's Common Stock, par value $.01 per share, 3,257,490 shares of the registrant's Series A Preferred Shares, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Shares, par value $.01 per share, were outstanding.

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                                 April 14, 1998
                                   Form 10-KSB

PART 1.

                                   THE COMPANY

              Exact corporate name: Wireless Cable & Communications, Inc. State and date of incorporation: Nevada - July 23, 1995
Street address of principal office:  102 West 500 South, Suite 320
                                     Salt Lake City, Utah 84101
          Company telephone number:  (801) 328-5618
                   Fiscal year end:  December 31

                             BUSINESS AND PROPERTIES

OVERVIEW

         The   Company   was  formed  to   provide   high   quality,   low-cost,
telecommunications services to subscribers in emerging markets outside the United States. The Company intends to provide these services using its own networks of fixed local point to multi-point broadband wireless communication systems. The Company anticipates that it will also be able to provide its services using fiber optic networks and coaxial cable where the Company believes it is economically attractive or strategically desirable to do so. The Company currently holds or has the right to acquire communications networks in six countries which have an aggregate population of approximately 80 million, including New Zealand, Venezuela, Costa Rica, Guatemala, Argentina and Panama (the "Market Countries"). The Company also expects to obtain rights to additional communications networks in other emerging markets, primarily in Latin America. The Company's interests in the Market Countries include the ownership of a 78% interest in a network that currently provides multi-channel television services in Caracas, Venezuela (the "Operating System"). The Company also holds or has the right to acquire majority economic interest positions in all of its other markets. In certain markets where governmental regulations prohibit foreign control of network rights, the Company has generally acquired minority interests in the entities that hold the rights to the network and a majority interest in the company that has the exclusive right to operate the network. The Company believes that this ownership structure provides it with significant management influence over the network operations in each of those markets.

         The Company intends to offer a number of integrated service packages targeted to businesses, governmental agencies and residential consumers. The Company intends to evolve into a full-service provider of "one-stop shopping" communications services with a product portfolio that includes Internet and intranet services, high speed data connectivity, and local and long distance telephony services. The bundled service packages will be tailored to the specific needs of the target customer group, but will initially focus on high speed data connectivity and Internet and intranet access. The Company also plans to add local and long distance telephony services and video conferencing services and/or multi-channel television services to its service packages at a later date. The Company has identified 15 medium and large cities (the "Target Markets") in the Market Countries in which it intends to launch or expand its communications networks during the next three years. The Company began construction activities on the Target Markets in January 1998 and anticipates completion of its facilities in the Target Markets by December 2000. It then intends to launch or expand its data services in the remainder of the Market Countries and launch or expand wireless data, voice and multi-channel television services in the Target Markets and the other portions of the Market Countries. The Company's network development plans will require substantial capital expenditures. There can be no assurance the Company will be able to acquire amounts (either through debt or equity investments) sufficient to fund those capital expenditures. See "Profitability Milestones and Operating Concerns -- Need for Substantial Additional Financing" and "Management's Discussion and Analysis of Certain Relevant Factors," below.

         The Company believes many underdeveloped countries, particularly countries in Latin and Central America, are experiencing rapid economic and population growth, as well as unparalleled demand for expanded telecommunications services. The Company also believes that the market penetration in those countries by telecommunications services providers has been limited in comparison to developed countries such as the United States.

         Worldwide, the combined telecommunications market is believed to be in excess of $600 billion. Further, the number of worldwide Internet users are expected to grow from an estimated 46 million in 1997 to approximately 152 million by the year 2000.

DESCRIPTION OF THE COMPANY'S BUSINESS

Company Background

         The Separation. The Company was formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc. ("TTI"). Through its joint venture entity, Wireless Holdings, Inc., a Delaware joint venture corporation ("WHI"), TTI owns operating and non-operating wireless communications networks in six United States markets. TTI also owned an interest in certain New Zealand and Park City, Utah network rights.

         In July 1995, the board of directors of TTI voted to separate its business assets into two groups. Under the terms of the business separation (the "Separation"), TTI agreed to form a new corporation -- the Company -- to hold TTI's New Zealand and Park City, Utah network rights, and the stock of that corporation was then to be distributed to TTI's shareholders.

         In order to complete the Separation, TTI formed the Company and, in August 1995, it issued 3,500,000 shares of its common stock to TTI in exchange for TTI's interest in the New Zealand and Park City, Utah networks. The New Zealand network rights represented approximately 99% of the value of the assets contributed to the Company. TTI immediately transferred the shares of the Company to an escrow agent, to be held for the benefit of TTI's shareholders of record on that date on a non-pro rata basis (with the management and principal shareholder of TTI relinquishing a portion of their shares in the Company in favor of the TTI public shareholders), until the Company complied with certain securities law requirements. In December 1996, the Company registered the shares under the federal securities laws under the Securities Exchange Act of 1934, as amended, pursuant to a registration statement on Form 10-SB. The Company has not yet distributed the shares from escrow, although it anticipates doing so in the near future. See "Certain Relationships and Related Transactions."

         TIC Transaction. Prior to January 31, 1997, the Company's primary business assets consisted of its New Zealand network rights and a 4.4% equity interest in a company that holds the network rights in Venezuela. See "Description of the Company's Business - Market Country Networks," below, and the Company's registration statement on Form 10-SB dated December 30, 1996, as amended. In late 1996, the Company entered into negotiations with a Delaware corporation, Telecom Investment Corporation ("TIC"), regarding the terms of a potential merger or acquisition. TIC held or had the right to acquire wireless telecommunication rights in a number of South American and Latin American countries, including Venezuela, Costa Rica, Panama, Peru and Guatemala. The principal shareholder of TIC is the father of the Company's president.

         In February 1997, TIC merged with a newly formed wholly-owned subsidiary of the Company. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of the Company's newly designated Series A Preferred Shares and TIC became a wholly-owned subsidiary of the Company (the "TIC Transaction"). As a result of the TIC Transaction, the former shareholders and option holders of TIC acquired approximately 87% of the voting control of the Company on a fully diluted common share equivalent basis. As a result of the Petrolera Transaction, the FondElec Transaction and the CVV Transaction, all as described below, the former shareholders and option holders of TIC currently hold approximately 54.6% of the voting control of the Company. The TIC Transaction was accounted for as a reverse acquisition for accounting purposes (see Note 1 to the consolidated financial statements).

         The number of Series A Preferred Shares the TIC shareholders received was based primarily on a valuation of Latin and South American wireless telecommunications rights that was prepared by a securities underwriter in connection with a proposed registered public offering of the Company's Common Shares. The parties also considered other factors in determining their respective values for purposes of the TIC Transaction, including (i) current and anticipated debt obligations, (ii) the funds expended by the parties in acquiring their respective rights, (iii) the Company's and TIC's pre-TIC Transaction relationships, (iv) TIC's and the Company's joint interests in the Venezuelan communications network, (v) the fact that the Company had agreed to enter into an option to acquire the company that operates the Venezuelan network as nominee for TIC, and (vi) increases in the value of the Company's wireless rights in New Zealand after the date of the valuation. The valuation assumed full build-out of each system, which has yet to occur. See "Certain Relationships and Related Transactions."

         Note and Warrant Offering. During 1996 and 1997, the Company sold a series of secured promissory notes (the "Notes") and warrants (the "Warrants") in a private placement transaction. The aggregate principal amount of the Notes (which were retired in full in November 1997) was $871,095. The Warrants provide their holders with the right to acquire the number of common shares of the Company having a value equal to the principal amount of the Notes, as determined by a formula which takes into consideration the price at which the Company issues its securities and the timing of those issuances. Currently, the Warrants entitle their holders to purchase approximately 1,161,016 shares of common stock at a current exercise price of approximately $.75 per share.

         FondElec Group, Inc. and certain of its affiliates ("FondElec") were the principal investors in the Notes and Warrants. FondElec is engaged primarily in acquiring, owning and operating (through various investment funds) interests in Latin, Central and South American privatized utilities. In connection with FondElec's investment in the Notes and Warrants, the Company and FondElec formed LatinCom, Inc., a Delaware joint venture corporation ("LatinCom"), for the purpose of obtaining wireless telecommunication network rights in Peru, Brazil and Mexico. See "Certain Relationships and Related Transactions," below.

         Petrolera Transaction. Effective August 1, 1997, the Company executed an agreement with Petrolera Argentina San Jorge S.A., an Argentinean corporation (together with its affiliates, "Petrolera"), to sell 800,305 shares of the Company's authorized but unissued Common Stock and 526,331 shares of its authorized but unissued Series "A" Preferred Stock for $10 million (the "Petrolera Transaction"). The Petrolera Transaction was funded on August 30, 1997. As of that date, the Common Stock and Series A Preferred Stock Petrolera acquired represented, in the aggregate, approximately 18% of the voting control of the Company on a common share equivalent basis. Petrolera also acquired the right to purchase, for a nominal purchase price, shares of the Company's Common Stock and Series "A" Preferred Stock sufficient to maintain its percentage interest in the voting control of the Company if the Company entered into transactions for the sale of its securities with certain specified parties on or before November 1, 1997. As a result of the Company's acquisition of its interest in Caracas Viva Vision TV, S.A. (See "Market Country Networks") and the FondElec Transaction (as described below), Petrolera acquired an additional 699,695 shares of Common Stock and 83,378 shares of Series "A" Preferred Stock for a total purchase price of $7,831 in order to maintain its effective voting percentage in the Company.

         In connection with the Petrolera Transaction, the Company and certain of its shareholders entered into a voting agreement to elect persons designated by Petrolera as members of the Board of Directors of the Company until the earlier of August 1, 2000, or immediately preceding the closing of a public offering by the Company which results in net proceeds to the Company of at least $15 million and a market capitalization of at least $50 million (a "Qualified Offering"). Under the voting agreements, Petrolera can designate 20% of the board so long as it holds 10% or more of the Company on a common share equivalent basis and 10% of the board if Petrolera's ownership falls below 10%. Currently, the Petrolera designees to the board of directors are Messrs. Fucaraccio and Schiller. See "Management."

         In connection with the Petrolera Transaction, the Company and Petrolera formed WCI de Argentina, S.A., an Argentinean corporation, for the purpose of pursuing certain wireless telecommunication network rights in Argentina. See
"Market Country Networks - Argentina," below. Wireless Communications de Argentina, S.A. is held 80% by the Company and 20% by Petrolera. See "Certain Relationships and Related Transactions."

         FondElec Transaction. Effective November 1, 1997, the Company entered into an agreement with FondElec Essential Services Fund, L.P. and Pegasus Fund, L.P., affiliates of FondElec, to sell an aggregate of 1,487,067 shares of the Company's authorized but unissued Common Stock and 250,049 shares of the Company's authorized but unissued Series "A" Preferred stock for a total purchase price of $5,248,795 (the "FondElec Transaction"). The purchase price for the shares was funded in November 1997 and February 1998. As a result of the transaction, FondElec and its affiliates currently hold an aggregate (exclusive of the Warrants they acquired in connection with their purchase of the Notes to purchase an additional 615,837 common shares) of approximately 18% of the voting control of the Company on a common share equivalent basis.

         In connection with the FondElec Transaction, the Company and certain of its shareholders entered into a voting agreement to elect persons designated by FondElec to the Board of Directors of the Company until the earlier of November 1, 2000 or immediately preceding the closing of a Qualified Offering. Under the voting agreement, FondElec can designate 20% of the board so long as it holds 10% or more of the Company on a common share equivalent basis and 10% of the board if its ownership falls below 10%. See "Certain Relationships and Related Transactions." Currently, the FondElec designees on the board are Messrs. Accosta-Rua and Sorenson. See "Management."

Wireless Telecommunications Networks

         Telecommunications Services. The Company anticipates that its telecommunications services will initially consist of services related to the transmission and reception of high speed data and Internet access. Companies which provide telecommunications services on such a basis are generally referred to as "competitive local exchange carriers," or "CLECs." The Company may also in the future offer local and long distance telephone services and multi-channel television programming. The Company may also provide related ancillary telecommunications services, including facsimile transmission, video conferencing, virtual work groups, application and document sharing capabilities, voice mail, e-mail and conference bridges. The Company intends to acquire the rights to use, provide or access those telecommunications services through acquisition, joint venturing, partnering or other contractual arrangements and then use its wireless point to multi-point telecommunications networks as a "pipeline" to deliver those services to subscribers. See
"Profitability   Milestones  and  Operating   Concerns   Dependence  on  Content
Providers."

         The Company's high speed data telecommunications services will include services relating to providing access or connection to the Internet and other data collection or service arrays. The Internet, which is a network of thousands of interconnected, separately administered public and commercial networks, has grown dramatically over the past few years. The number of worldwide Internet users was estimated to be approximately 46 million in 1997, and is expected to grow to approximately 152 million by the year 2000. The Company believes that the growth in the number of users will result in substantial increases in both Internet advertising (which International Data Corporation estimates will grow from $181 million in 1996 to approximately $2.9 billion in the year 2000) and Internet commerce (which International Data Corporation estimates will grow from approximately $318 million in 1995 to $95 billion in the year 2000). Further, increased Internet usage, as well as the availability of powerful new software programs and hardware for the development and distribution of Internet content, have resulted in a proliferation of Internet-based services, including advertising, on-line magazines, specialized news feeds, interactive games and educational and entertainment applications.

         The use of the Internet and related data arrays as a medium for communication, education, entertainment and commerce has been hampered by problems with its performance and reliability. The Internet's performance limitations primarily stem from its basic architecture, which was not designed for the distribution of data-intensive multi-media content. This architecture has resulted in a number of bottlenecks in the delivery system, including bottlenecks relating to acquiring access to copper-based cable networks and the slower than optimal transmission speed for data over those systems.

         The  Company  may  also  provide  voice  based   telecommunications
services over its networks. If it does so, the Company anticipates that those services would primarily consist of local and long distance voice services. Presently, those services are generally provided by local exchange services and long distance carriers. Local exchange services typically involve the carriage of telecommunications within defined local calling areas and provide access to other local exchanges and long distance carriers. Long distance services typically involve the carriage of telecommunications between local exchange services.

         In emerging growth countries such as the Market Countries, telephony services have primarily been provided over networks of copper wire. The Company estimates that the telephony market penetration rate in Latin America is currently less than 10%. These systems are expensive and difficult to build and maintain, and generally allow data to be transmitted at relatively slower speeds. In addition, unlike in the United States, where numerous local and long distance telephone carriers compete with one another, telephony services competition in the Market Countries has historically been limited. The Company believes that the regulatory agencies governing telephony services in the Market Countries have recognized the value of competition in the telephony industry and that those governmental agencies will take steps to modify or lessen the regulatory controls currently favoring limited telephony competition in the Market Countries.

         In a number of the Market Countries the Company's network rights do not include the right to provide telephony services. The Company believes, however, that, as competition for those services increases in those Market Countries, changes in the regulatory environment will prompt governmental authorities to grant telephony rights to wireless communications networks. The Company anticipates that it will pursue telephony services authorizations in each Market Country where it does not currently hold such rights. There can be no assurance, however, that the Company will pursue such rights, that it will be able to secure the right to provide telephony services in any Market Countries in which it does not currently have the right to provide such services, or that the Company will pursue the development of any telephony rights it has or may acquire.

         The Company may also provide multi-channel video services in some or all of the Market Countries. If it does so, the Company anticipates that its video services would primarily consist of multi-channel prepackaged television programming services provided by third-party suppliers and packagers. The Company anticipates that its contracts with these programming suppliers would include both master agreements, under which the Company would use specific programming in most or all of its markets, and region specific contracts, under which the Company would use programming in regional or country specific markets. The Company believes that there is currently an adequate and growing supply of such programming in its Latin and Central American Market Countries. Further, although multi-channel television operations in New Zealand have historically been hampered by the lack of satellite-provided television programming in the Southern Pacific rim area, the Company believes that, with the recent increase in the number of satellites covering the New Zealand/Australia area, it would not have any material difficulties in obtaining adequate television programming for its New Zealand market.

         Wireless Telecommunications Networks. The Company's telecommunications services will be carried over the Company's wireless networks. These communications networks will use microwave radio frequencies that are licensed by governmental agencies in each market. The microwave signals are transmitted over the air from a Company owned or leased transmission facility (a "central node") to a transceiver at each subscriber's location, eliminating the need for the networks of cable and amplifiers used by traditional copper wire or fiber optic based ("hardwire") network operators. Wireless networks typically deliver the same types of services offered by hardwire systems, including Internet access, long distance and local telephony services, data transmission and reception and multi-channel television services. Wireless networks can also be used to connect related subscribers (such as all of the banks in a particular banking system) to the same database or services ("intranet data services").

         To a subscriber, a wireless communications network operates in the same manner as a traditional hardwire system. At the subscriber's location, microwave signals are received by a transceiver and are passed to a subscriber processing device located near the subscriber's television set, computer or telephone. Because wireless signals are transmitted over the air rather than through underground or above-ground cable arrays, wireless systems are less susceptible to outages and are less expensive to operate and maintain than hardwire systems. In contrast to traditional hardwire systems, most service problems experienced by wireless communications network subscribers are subscriber-specific rather than neighborhood-wide problems.

         Engineering and construction of a wireless communications network typically can be completed in 120 to 180 days, whereas construction of a traditional hardwire television, telephone or data network with comparable coverage areas may take years. The radio frequencies used in wireless networks are typically in the 2.3, 18, 28 and/or 40 GHz frequency bands, depending on local frequency licensing standards and practices. The 18 GHz frequency range is typically used by satellite cable operators for point-to-point service transmission between geographically separate properties and to eliminate the requirement to build a complete satellite signal reception facility for each property. Channels in the 40 GHz range are now being used in parts of Europe and are generally considered to be an alternative to 28 GHz systems, which are typically used in the United States and Latin America. At present, equipment costs for 40 GHz systems are marginally higher than those for other types of systems. The Company's network rights in New Zealand consist of 2.3 GHz and 40 GHz channels. The Company's network rights in Latin America generally consist of 28 GHz rights. The Company may also use frequency bands between the 10 to 25 GHz range and fiber optic / coaxial cable systems in some instances to provide its services.

         The transmission of wireless signals in the frequencies proposed by the Company requires a clear "line-of-sight" between the transmitter and the transceiver. Buildings, dense foliage and hilly terrain can cause signal interference which can diminish or block signals. These line-of-sight constraints can be ameliorated by using engineering techniques such as pre-amplifiers, beam benders and signal repeaters, but these techniques generally increase the cost of delivering programming to subscribers.

         Wireless communications networks use high gain transceivers at the subscriber end, so reflection and multi-path interference are generally minimized, and picture and data quality typically exceeds that of hardwire network providers. Further, wireless communications networks typically broadcast their programming at wavelengths that are long in relationship to the size of raindrops, hail or snow, but short in comparison to interference normally caused by electrical utility currents and motors. As a result, if a network is designed properly, transmissions over the network are usually not affected by weather or electrical interference. Also, in traditional hardwire networks the programming signal declines in strength as it travels along the copper wire or fiber optic cable and must be boosted by trunk and feeder amplifiers. Each amplifier introduces some distortion into the signal. By contrast, wireless communications networks use only two principal pieces of equipment, a transmitter and a transceiver.

         Another of the primary advantages of a wireless communications network is its ability to transmit wireless data communications at much higher speeds than is normally possible through copper wire systems. Typically, dial-up modems offer a peak transmission speed of approximately 56 kilobits per second ("Kbps") over existing telephone lines. Integrated Services Digital Network ("ISDN") technology allows peak data transmission speeds of 128 Kbps over specially conditioned telephone lines, but is not widely deployed because of its high cost. Hewlett Packard has estimated that an asymmetrical 28 GHz network could optimally operate at 10 megabits per second ("Mbps") downstream and 1.54 Mbps upstream. The significance of the transfer speed can be seen in the chart below, which shows the downloading time for a 5 megabyte file at various transmission speeds:


Data Communications Speed                                         Transfer Time
-------------------------                                         -------------
28.8 Kbps (U.S. Standard)                                         23 minutes
56 Kbps (typical peak telephone line speed)                       12 minutes
128 Kbps (ISDN peak speed)                                        5 minutes
1.54 Mbps (assumed optimal wireless upstream speed)               26 seconds
10 Mbps (assumed optimal wireless downstream speed)               4 seconds

         In addition, due to the extraordinary bandwidth of the Company's typical wireless networks, it has the ability to provide two-way capability. This capability would, among other things, allow customers who see a commercial that lists an Internet address on a television program they are watching to push a button on their remote control to automatically switch ("hyperlink") to the web page for that Internet address.

Demand for The Company's Services

         The   Market   Countries   are   generally   hindered   by   inadequate
telecommunications services, in large part because of the state of their services infrastructure and the fact that those services cannot, in the opinion of the Company, meet the requirement of an ever expanding global telecommunications demand. The Company believes that (i) businesses, households and governments desire to participate in those types of services, but are unable to do so because of that inadequate infrastructure, and (ii) governments desire to improve competitiveness which will allow them to better participate in a global economy. The Company believes that its wireless communications networks will provide an immediate and cost effective manner of delivering and disseminating information from several points to a number of subscribers in a manner which is not available in the Market Countries through existing telecommunications infrastructures.

         Data Services. The Company's current business focus will be to act as a provider of data services. The Company believes that, as in developed countries, demand for data services in emerging growth countries such as the Market Countries will significantly increase over the next few years. The Internet has recently emerged as a global communications medium which enables millions of people to share information and conduct business electronically. The use of the Internet and related interconnected data networks has grown dramatically. The number of worldwide Internet users is expected to grow from an estimated 46 million in 1997 to 152 million by the year 2000. The Company believes the use of such worldwide data links will continue to be stimulated by a number of factors, including the emergence of a true worldwide data services web, the increasing sophistication of hardware and software directed toward those services, and the availability of low-cost, flat rate pricing for access to the data systems and on-line peripheral services.

         The use of data networks is limited by a number of factors, including the speed at which the data is transmitted to the end user by the telecommunications service provider. In early 1997, dial-up modems offering a peak data transmission speed of 56 kbps were introduced for use with Internet service providers over existing hardwire telephone networks. Microwave systems, such as the systems the Company plans to employ as part of its networks, currently can provide transmission speeds in excess of 10 Mbps downstream.

         Voice and Video Services. The Company may also provide telephony and multi-channel video services using its networks. The Company believes there is a substantial and increasing demand for these services in the Market Countries.

         Although the Company's network rights in some of the Market Countries do not include the right to provide telephony services, the Company believes that, as competition for telephony services increases and is promoted in those Market Countries, changes in the regulatory environment may allow governmental authorities in those Market Countries to grant rights to wireless communications network operators to provide those services. The Company anticipates that it will pursue telephony services authorizations in each of the Market Countries where it does not currently hold those rights. There can be no assurance the Company will pursue such rights, that it will be able to secure the right to provide telephony services in any Market Country in which it does not currently have the right to provide such services or that the Company will pursue the development of any telephony services it has or may acquire.

         Company Strengths

         The Company believes it has several business, management and marketing strengths that will differentiate it from its competitors. These strengths include the following:

         Attractive Market Demographics. Each of the Market Countries has demographic and other characteristics the Company believes are favorable to the ownership and operation of wireless telecommunications networks offering high speed data, voice and multi-channel video programming services, including limited affordable or reliable data and voice and video services alternatives, moderate-to-medium income per capita, high television, voice and data demand and low data and wireless voice and video services penetration rates.

         Limited Market Competition. The Company believes there is currently limited competition within the Market Countries that has the ability to provide similar data services at prices that will be competitive with the Company's anticipated pricing structures. The lack of competition in the Market Countries results, in part, from the fact that such services have historically been provided by regional or local monopolies that typically use copper wire or fiber optic networks. These hardwire networks are difficult and expensive to build-out, expand and maintain, particularly in emerging growth nations such as the Market Countries, where underground utilities are frequently not marked. Further, these networks typically create "last mile bottlenecks" which result in data routing or security problems. For example, the Internet frequently becomes overloaded when transmitting the same data streams from popular web site services to millions of individual users. In addition, dial-up users frequently encounter busy signals when attempting to connect to their Internet service providers over hardwire systems and are unable to access quality multi-media content easily because of the slow speed of their modems.

         Although the Company may use fiber and/or coaxial based systems to provide its services, it will primarily rely on high speed microwave transmission networks. The Company believes that, because it will be one of the first service providers in many of the Market Countries to provide competitively priced comprehensive communications service packages that are reliable, fast and secure, the Company will be able to build a significant subscriber base with a minimal subscriber turnover.

         Broadband Network Rights. The Company holds or has the right to acquire 28 GHz or 40 GHz wireless telecommunications rights in the majority of the Market Countries. Due to the broadband nature of the Company's typical 28 GHz and 40 GHz technology platforms, the Company believes it will be able to provide numerous telecommunications services to its potential subscribers, including high speed data capabilities, voice services and multi-channel television services.

         Low Cost Structure. The nature of the Company's wireless communications technology permits the buildout of markets in a more efficient and cost effective manner than is possible using traditional hardwire systems. A traditional hardwire system requires the construction of a network of copper wires from a central facility to each subscriber location, often through areas where no viable subscriber base exists. In contrast, wireless communication networks can broadcast directly to subscriber locations or to a cellular rebroadcast facility that broadcasts to the subscriber locations. This translates into a lower incremental cost of adding subscribers to wireless networks in comparison to traditional communications systems.

         Strong Local Partners. The Company has selected local partners within each of the Market Countries to assist it in its business operations in those markets. The Company generally selects financially strong local partners who the Company believes are both influential and respected within their countries and who will work closely with the Company's senior management. Local partners play an active role in securing network rights and obtaining necessary regulatory approvals, assisting in arranging, identifying and evaluating opportunities for the Company's telecommunications business, and providing local advocacy for the Company's business operations.

Company Strategies

         The Company's initial business objective is to become a significant provider of high quality, low cost, data telecommunications services in targeted emerging growth countries. The Company may also provide telephony and/or video services. The Company believes that a provider of telecommunications services can successfully compete in the marketplace only where it provides reliable, relatively fast and secure services to potential customers at a price competitive with other comparable services. The Company also believes that superior customer service can secure a stable subscriber base, facilitate the acquisition of market share from existing competitors, and inhibit market share acquisition by new competitors entering the Company's markets.

         The Company will employ the following business strategies to achieve its business objective:

         Focus on Developing Markets. The Company's strategy is to acquire, develop and operate telecommunications networks in under-served developing countries where management believes there is a high and growing demand for voice, data and video services. The Company believes such markets typically have less competition from alternate delivery systems and entertainment formats, and that a wireless communications network provides the most economical method of providing telecommunications services to potential subscribers. The Company believes that, because it will be one of the first such service providers in many of its markets to provide competitively priced services, the Company will be able to secure a significant subscriber base with minimal subscriber turnover.

         Preliminary Focus on Data Services. The Company intends to focus its initial development activities on the launch of its high speed data services. The Company's focus on that market segment is based primarily on its belief that those services can be implemented in a more cost effective manner than wireless voice or multi-channel television services. The Company also believes that the subscriber base for wireless data services is, in general, more affluent, stable and willing to pay all or a substantial part of the installation and equipment costs of those services. As a result, the Company believes that, by first emphasizing the wireless data services available through its wireless communications networks, it will be able more quickly to achieve positive cash flow. Positive cash flow would facilitate any development and launch of the Company's wireless voice and multi-channel television services.

         Use of Low Cost Wireless Communications Networks. The Company intends to provide its telecommunications services through its own fixed local wireless point to point and point to multi-point broadband microwave networks. These networks will consist primarily of 28 GHz and 40 GHz fixed wireless telecommunications systems. Wireless point to multi-point broadband networks have several advantages over traditional copper wire systems, including relatively low basic system build out and incremental subscriber addition costs, speed to market and high bandwidth capacity and flexibility. As a result, the Company expects to enjoy a lower network cost structure than competitive hardwire systems. The Company anticipates that the majority of its capital expenditures will consist of expenditures for chip-based electronic equipment, which the Company believes will decline in cost through time as the Company and the industry achieve economies of scale. The Company also believes that its lower cost structure will allow it to economically access smaller buildings and more customers than fiber optic-based systems and, in general, enjoy more price flexibility than hardwire systems. Further, because of the flexibility of wireless communications networks, the Company anticipates that it will able to minimize the deployment of network equipment not associated with revenues, since a significant portion of its planned capital expenditures will be for the purchase of subscriber premises equipment and switch electronics (which are generally deployed only when subscribers are acquired), and because the Company's systems will not need to cover an entire market before the Company can initiate service in that market.

         Maximize Subscriber Penetration. In order to achieve positive cash flow as soon as possible, the Company plans initially to offer services in markets in which it believes there is the most potential to generate significant subscriber growth. These markets include the major metropolitan areas within the Company's Market Countries, where the market areas have denser populations with a potentially greater demand and use of telecommunications services and more disposable income. The Company intends to construct and launch its wireless communications systems as soon as is possible and achieve rapid penetration in its Target Market areas by being one of the first providers of telecommunications services at a reasonable price.

         Offer Attractive Services Packages. The Company will initially focus its business operations on the delivery of high speed data and will offer services associated with data transmission such as Internet and intranet access, high speed data connectivity and e-mail. The Company anticipates that it may eventually also offer a wide variety of other telecommunications services, including local and long distance telephone, video conferencing and multi-channel television programming services on its wireless networks. The Company anticipates that it will allow subscribers to combine into packages the services they want, rather than offering only bundled packages designed for a "typical" customer. The Company believes this flexible sales strategy will reduce switching barriers for potential subscribers who may be reluctant to switch all of their telecommunications services and vendors at once or for subscribers with existing contracts with other service providers.

         End User Focus. The Company intends to offer services directly to end users, rather than positioning itself as a wholesale network service provider. By deriving the majority of its revenues from providing telecommunications services directly to end user customers, the Company believes it will quickly establish a sustainable and broad customer base. The Company believes this strategy will minimize the risk of generating substantial revenues from a limited number of sources, and that it will maximize revenues and profitability by accessing the higher priced retail market.

         Utilize and Support Local Management. The Company intends to rely on local country managers to develop existing networks and identify new wireless communications opportunities within its local markets. The Company anticipates that its market managers will be natives of the local markets, and that they typically will have significant managerial and operating experience in the telecommunications industry. They will be supported by the Company's corporate operations staff, which will be located in Southern Florida. The Company believes the use of local country managers, supported by the Company's experienced corporate staff, will allow it to respond rapidly and effectively to operational matters, develop and maintain effective working relationships with local partners and capitalize on wireless telecommunications opportunities.

         Capitalize on Technological Capabilities. The Company intends to invest in networks that have broad bandwidth capabilities. Each of the Company's 28 GHz and 40 GHz networks provides more bandwidth for a single user than the combined bandwidths of AM and FM radio, VHF and UHF television, specialized mobile radio, cellular telephone, personal communications systems, and an entire Geosynchronous Satellite C-band. The Company believes that the relatively broad band nature of the Company's networks will allow it to offer multiple telecommunications services over the same network and establish itself as a single-source provider of telecommunications services which is known as an Integrated Communications Processor ("ICP").

         Strategic Alliances. The Company has entered into strategic alliances with a number of companies and entities already active in the Latin American and South American communications markets. One of its principal strategic alliances is with FondElec which, together with its limited partners, has made investments of in excess of $630 million in South American and Latin American countries. FondElec is one of the Company's shareholders and, together with the Company, has formed LatinCom. Another of the Company's alliances is with Petrolera which, together with its affiliates, is engaged in the oil and gas industries in Argentina. Petrolera is one of the Company's principal shareholders and, together with the Company, has formed Wireless Communications de Argentina, S.A. for the purpose of pursuing network rights in Argentina. See "Description of the Company's Business Company Background," and "Certain Relationships and Related Transactions."

         Pursue Strategic Acquisitions of Subscriber Bases and Ancillary Services. In addition to developing its own subscriber base through the promotion of its telecommunications services, the Company intends to engage in selective acquisitions of existing telecommunications subscriber bases, in the form of the acquisition of Internet service providers and, potentially, local and long distance telephone companies or existing multi-channel television operations. The Company believes such strategic acquisitions could provide the Company with additional positive cash flow, provide the Company with benefits resulting from the vertical integration of key service providers in the telecommunications industry and, in cases where the acquired company relies primarily on hardwire networks to provide its services, provide the acquired company with a viable method of increasing its existing subscriber base through the promotion of the Company's wireless telecommunications networks. By vertically integrating a number of components of the telecommunications industry under one corporate umbrella, the Company may also be able to market itself as a "one-stop" telecommunications service provider ICP. The Company has recently begun negotiations with a number of companies that have existing subscriber bases and which currently provide telecommunications services over hardwire systems, such as Internet service providers and, on January 14, 1998 and March 3, 1998, entered into Memoranda of Understanding for the acquisition of an 80% and 100% interest in, respectively, Internet service providers in Guatemala and Venezuela. See Note 13 to the Consolidated Financial Statements. There can be no assurance the Company will acquire those providers or that it will be able to enter into relationships or alliances with any such parties (or others) upon terms and conditions that are acceptable to the Company.

Company Markets

         The table below provides summary information regarding the Market Countries. Unless otherwise noted, the information is based on assumptions and estimates the Company believes to be reasonable, but there can be no guarantee the Company's estimates are accurate. Also, unless otherwise indicated, the information presented is as of December 31, 1997:


                                                                1997
                                                                Country/          Projected 2005
                                              Company           Target Market     Country/
   Market Country/          System            Market            Population(1)     Target Market
   Target Market            Technology        Percentage                          Population(2)

   Costa Rica                                                     3,500,000           4,000,000
      San Jose              28 GHz(3)          100.0%             1,529,000           1,743,000

   Guatemala                                                     11,700,000          13,640,000
      Guatemala City        28 GHz             70.0%              1,350,000           1,574,000

   Panama                                                         2,700,000           3,100,000
      Panama City           28 GHz             90.0%                820,000             941,360

   Venezuela(4)                                                  22,500,000          26,350,000
      Caracas               28 GHz            78.14%(5)           3,500,000           4,300,000

      Maracaibo             28 GHz            78.14%(5)           1,400,000           1,750,000
      Valencia              28 GHz            78.14%(5)           1,300,000           1,600,000
      Maracay               28 GHz            78.14%(5)             877,000           1,074,000
      Barquisimeto          28 GHz            78.14%(5)             876,000           1,073,000
      San Cristobal/        28 GHz            78.14%(5)             895,000           1,096,375
      Puerto Ordaz

   New Zealand                                                    3,600,000           3,800,000
      Auckland              40 GHz(6)          94.9%                845,000             892,000
                            and 2.5 GHz(7)

      Wellington/Petone     40 GHz and         94.9%                251,000             265,000
                            2.5 GHz

      Christchurch          40 GHz and         94.9%                241,000             254,000
                            2.5 GHz

   Argentina                                                     35,800,000          37,250,000
      Parana/Santa Fe       Value added(8)    80.0%               1,000,000           1,230,000
      Neuquen               Value added       80.0%                 265,000             326,000
      Cordova               Value added       80.0%               1,200,000           1,500,000

---------------------------
(1)      1997 TV International Sourcebook, MTA-EMCI
(2)      1997 TV International Sourcebook, MTA-EMCI
(3) "28 GHz" means local multipoint data, voice or video programming distribution service, a transmission service licensed by local authorities typically using the frequencies of 26 GHz through 31 GHz and rendered on microwave frequencies from a fixed transmitter location simultaneously to multiple receiving facilities or in connection with a low-earth orbiting satellite distribution system.
(4) A wholly-owned subsidiary of the Company's operating company in Venezuela has also been granted a "value added" license to provide data services throughout Venezuela. The subsidiary of the operating company has filed an application with the Venezuelan government to provide these services using the 28 GHz network rights.
(5) Exclusive of the Company's 8.46% interest in Communicaciones Centurion, S.A. See "Description of the Company's Business - Market Country Networks."
(6) "40 GHz" means multipoint video distribution, data, voice or video programming service, a transmission service licensed by local authorities typically using the frequencies of 37.5 GHz through 42.5 GHz and rendered on microwave frequencies from a fixed transmitter local simultaneously to multiple receiving facilities.
(7) "2.5 GHz" means multi-channel multipoint data, voice or video programming distribution service, a transmission service licensed by local authorities typically using the frequencies of 2.3 GHz through
         2.7 GHz and rendered on microwave frequencies from a fixed transmitter local simultaneously to multiple receiving facilities.
(8) The Company has received a "value added" license in Argentina under which it was granted the nationwide right to provide telecommunications services. The Company has applied for licenses to provide those services in the Argentinean Target Markets in the 25 GHz frequency range.

Market Country Networks

         The following information summarizes the Company's network rights in each of the Market Countries. As used in this section and the other sections of this report describing the Company's business operations, the term "Company" refers to Wireless Cable & Communications, Inc. and its direct and indirect subsidiaries. The Company's interest in its network rights and the scope, use and duration of the network rights are subject to numerous restrictions, qualifications and contingencies, some of which are set forth in the section below entitled "Profitability Milestones and Operating Concerns."

         Venezuela

         Background. The Company holds an interest in an operating network located in Venezuela. The network provides subscription multi-channel television programming services to approximately 900 subscribers in the Caracas-Los Teques market area. The Company's investment in Venezuela was motivated by an opportunity to acquire nationwide network rights for Venezuela. The Company believes Venezuela possesses several desirable market characteristics, including a stable political climate, stable population growth with moderate per capita gross national product and improving economic conditions.

         Venezuela has a population of approximately 22.5 million. The Company's initial Target Market in Venezuela, the Caracas-Los Teques area, has a population of approximately 3.5 million. The Company believes that the high population density and the installation difficulties encountered by competing hardwire networks in the Venezuelan market are conducive to rapid wireless communications system penetration, and that adequate funding for its Venezuelan system will produce rapid expansion of the Company's subscriber base in the market.

         Ownership and Management Structure. As is typical in the Market Countries, the Venezuelan government has imposed limitations on the ownership by foreign nationals of interests in entities that have been granted the rights to Venezuela's telecommunications networks. In order to provide the Company with sufficient management control over a network in such cases, the Company typically employs a "two-tier" ownership structure. Under this structure, the Company attempts to acquire the maximum ownership percentage it can acquire under local law (usually, a minority position) in the entity that holds the government network concession (the "network right holder"), and a controlling interest in a separate entity that is formed for the purpose of operating or exploiting the network rights held by the network right holder (the "operating company"). The network right holder for the 28 GHz frequencies for the Republic of Venezuela is Communicaciones Centurion, S.A. ("Centurion"). Caracas Viva Vision TV, S.A. ("CVV") and its wholly-owned subsidiary are the operating companies that hold the rights to exploit those network rights.

         In November 1997, the Company completed the purchase of a 78.14% interest in CVV. The Company paid a total of $1,200,000 in cash and delivered 1,577,000 shares of its Common Stock and 354,825 shares of its Series B
Preferred Shares for its interest in CVV. Under the terms of the Company's agreements with the shareholders of CVV, certain of those shareholders also executed an escrow agreement, under which they deposited 266,667 shares of the Company's Common Stock and 40,000 shares of the Company's Series B Preferred Stock with an escrow agent in order to provide the Company with security for the performance of the obligations and veracity of the representations contained in the CVV transaction documents. The escrow agreement terminates upon the latter of August 18, 2000, or the final disposition of any claims relating to the escrow agreement by the Company.

         The Company has an option to purchase the remaining approximately 21.86% of CVV at any time before November 20, 2000. The exercise price for the option is $2,000,000. The Company also has the right to acquire up to an 11.53% interest (the maximum percentage available to the Company under current law) in Centurion, the network right holder for the nationwide 28 GHz frequency network concession. As of March 15, 1998, the Company holds approximately 8.46% of Centurion.

         Under the terms of the Company's purchase of its rights in the Venezuelan network, CVV and Centurion entered into a series of management, marketing and maintenance agreements. These agreements obligate Centurion to use CVV as its exclusive agent for the sale, marketing and maintenance of the telecommunications services provided through the network rights granted to Centurion, prohibit Centurion from taking any action which would impair or terminate the network rights, and require Centurion to assign operating rights to CVV for any additional network rights Centurion obtains in Venezuela. CVV manages and operates the network on behalf of Centurion, and is required to remit to Centurion a percentage of the revenues generated by the network as reimbursement for Centurion's operating costs and to pay it for the right to use the frequency rights. The balance of the amounts generated through the network are retained by CVV as compensation for marketing, sales, equipment installation, and maintenance service payments.

         Under the terms of the Company's purchase of its interest in CVV, the Company and certain of its shareholders entered into voting agreements to elect designees of a former CVV principal to the Board of Directors of the Company until the earlier of August 14, 2000 or immediately preceding the closing by the Company of a Qualified Offering. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use." Currently, Messrs. Williams and Lowe are the designated board members under those agreements. See "Management."

         On March 3, 1998, the Company signed a Memorandum of Understanding for the purchase of a company in Venezuela providing Internet services. The agreement is subject to due diligence review. See "Business Properties - Description of Company Business - Company Strengths - Pursue Strategies Acquisition of Subscriber Bases and Ancillary Services."

         Operating and Growth Strategy. Centurion and CVV are currently providing wireless multi-channel television services to approximately 900 subscribers in the Caracas-Los Teques area. Prior to the Company's investment in CVV, CVV had only constrained growth for those services due to limited funding. The Company's immediate growth strategy for the Venezuelan network is to increase its Caracas-Los Teques wireless multi-channel television subscriber base. The Company also intends to launch wireless data services operations in the Caracas-Los Teques service area (with the anticipated launch date for those services in July 1998) and, thereafter, intends to launch wireless data and voice services operations within the other Venezuelan Target Markets. The launch of the Company's data and voice services will be contingent upon its receipt of governmental approval to provide those services over the networks. The Company then intends to launch its wireless multi-channel television services in the Venezuelan Target Markets other than the Caracas-Los Teques market area. The Company believes that it will have between 2,000 and 4,000 data subscribers in the Caracas-Los Teques Target Market by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and Government Regulation. The Commicion Nacional de Telecomunicaciones ("CONATEL") of the Venezuelan Ministry of Transport and Communications granted Centurion exclusive rights to the 28 GHz frequencies throughout the Republic of Venezuela in 1993. The license has a twelve-year term, and expires in April, 2005. The license may be renewed for an additional twelve-year term if Centurion has complied with the conditions of the concession. These conditions include the payment to CONATEL of an annual telecommunications tax of 1.0% of gross invoicing for subscriber services and a quarterly concession fee of 0.5% of gross invoicing for subscriber video services and providing three video channels for governmental or public interest programming.

         The Company's Venezuelan network rights currently permit it to provide only video services. A wholly-owned subsidiary of CVV has also received approval to provide high speed data services throughout the Republic of Venezuela on a value added basis and is currently awaiting governmental approval to use Centurion's 28 GHz frequencies for those purposes. See "Profitability Milestones and Operating Concerns - Network Issues."

         Guatemala

         Background.  Guatemala has the largest  population  in Central  America
(approximately 11.7 million) and a growing and increasingly stable economy characterized by low-to-moderate household income. The Company's initial Target Market in Guatemala, Guatemala City, has a population of approximately 1,350,000. Guatemala also has a highly competitive multi-channel television industry with a large number of smaller hardwire cable operators. Telephone and data delivery service in Guatemala is relatively antiquated, with significant delays to customers in providing service, meeting demand and maintaining system integrity.

         Ownership and Management Structure. In March, 1997, the Company entered into an agreement with VivaVision de Guatemala ("Viva"), a Guatemalan corporation that was the network rights holder for two GHz of spectrum in the 28 GHz frequency band in Guatemala. These rights permit the delivery of wireless multi-channel television, data and voice services. Under the Company's agreement with Viva, the Company and Viva agreed to form a new operating company, Wireless Communications Holdings - Guatemala, S.A. ("Wireless Guatemala"). In December, 1997, the parties formed Wireless Guatemala and the Company acquired 70% of Wireless Guatemala. Viva acquired the other 30% of Wireless Guatemala.

         Under the Company's agreements for the Guatemalan network, the Company acquired its 70% interest in Wireless Guatemala in return for a commitment to fund 100% of the expenditures necessary to develop and construct wireless communication facilities for the initiation of service operations in Guatemala. The Company anticipates that it will meet its funding commitment through a combination of debt and capital contributions, but may also arrange debt through third parties. Wireless Guatemala also has a first right of refusal to acquire any additional spectrum at the 28.5 to 29.5 GHz band that Viva or its affiliates acquire for delivery of multichannel television, data and voice services in Guatemala. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

         In January, 1998, the Company entered into a Memorandum of Understanding regarding the acquisition of 80% of three companies which provide Internet services in Guatemala. The transaction is subject to due diligence review. See "Business and Properties - Description of Company's Business - Company Strengths - Pursue Strategic Acquisitions of Subscriber Bases and Ancillary Services."

         Operating and Growth Strategy. The Company intends initially to market its data services in the Target Market for Guatemala, Guatemala City, and then expand its marketing to include wireless voice and multi-channel television services. The Company began the buildout of a wireless network in Guatemala City in January 1998 and anticipates launching its data services systems in July 1998. Nevertheless, the Company expects that its Guatemala City system will have between 2,000 and 4,000 data services subscribers by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and Governmental Regulations. The current status of the Company's network rights in Guatemala is uncertain. On January 25, 1996, the Ministry of Communications, Transport and Public Works for the Republic of Guatemala issued Viva a license to utilize the Guatemalan network. The license was applied for and issued under law number 433, which became effective in 1980. Under the 1980 law, Viva's concession was valid for a period of 2 years (until January 24, 1998), and was then renewable, at the discretion of the Ministry, for additional two-year periods if Viva made an application for renewal within 30 days of the license's termination date. In December, 1997, Viva contacted the Ministry regarding extension of its concession. In December 1996, Guatemala adopted a new telecommunications law, the General Law of Telecommunication. The new law grandfathered in existing telecommunications rights, but only through their period of validity. All concession holders, even those holding a concession under the old law, became subject to the new law with respect to operational aspects on its effective date. Under the new law, an application for extension of concessions must be presented to the Superintendency of Telecommunications between 200 and 120 days prior to the expiration of a license. It is unclear from the actual language in the new law whether Viva's original license was subject to the extension application provisions in the old law or those set forth in the new law. Because of the confusion arising from the inconsistencies between the old law and the new law, on January 26, 1998, Viva applied for a new license for a concession in the 28 GHz range under the new law.

         Under the new law, upon receipt of an application for a concession, the Superintendency is required to issue a resolution accepting or rejecting the application within 3 days and, once having issued its resolution accepting the application, it is required to publish the application in the official government paper, in a local newspaper and in an international financial paper. The publication must be continued for a period of 20 days and, upon the expiration of the 20 day period, parties have 5 days within which to file with the Superintendency a notice of opposition to or interest in the concession in question. If the Superintendency receives a notice of opposition, it must resolve the matter within 10 days. If the opposition is well founded or if there is an expression of interest in the frequency by other parties, the concession rights become subject to public auction.

         The Company believes the Superintendency was required to accept or reject Viva's application for the 28 GHz concession under the new law within 3 days of the date Viva filed the application, or no later than January 29, 1998. The Superintendency, however, did not accept the application until February 10, 1998. Further, despite repeated requests from the Company and Viva for immediate publication of Viva's new application, the Superintendency did not begin publication of the application until March 27, 1998, two months after the Company believes the application should have first been published.

         The Company believes it will be required to rely upon Viva's new application for the network rights under the new law as a basis for its network rights in Guatemala. Further, the Company may be required to participate in a public auction of concession rights in the 28 GHz range if another party timely files a well founded notice of opposition or interest with the Superintendency. There can be no assurance that the Company will be able to successfully acquire those rights or any other network rights in Guatemala. See "Profitability Milestones and Operating Concerns - Network Issues."

         Costa Rica

         Background. The Company has interests in non-operating network rights in the 28 GHz frequency band in Costa Rica. Costa Rica has a stable economy and a political environment with higher than average Latin American household incomes. Costa Rica has a population of approximately 3.5 million, which is expected to grow to approximately 4.0 million by the year 2005. The Company's Target Market in Costa Rica, San Jose, has a population of approximately 1,529,000.

         Ownership and Management Structure. In December, 1997, the Company acquired 100% of Television Interactiva, S.A. ("TISA"), a Costa Rican corporation that is the operating company for 2 GHz of bandwidth in the 28 GHz frequency range for Costa Rica. The network right holder of the 28 GHz rights is Papeles de Curcuma, S.A., a Costa Rican corporation ("PDC"). Under the Company's agreements with PDC, it has agreed to fund (through loans, equity or third party arranged financings) the build out of the Costa Rican network. The outstanding stock of PDC is held by Botho Steinvorth. Mr. Steinvorth and the Company have entered into a pledge agreement under which he has pledged the shares in PDC as security for the Company's performance of its funding obligations. Under the pledge agreement, the Company is permitted to take all actions incumbent on the holders of PDC's shares, and to exercise all voting rights with respect to the shares.

         Under the agreements for the Costa Rican network, TISA has the right to operate the network on behalf of PDC. Under the agreement, TISA is obligated to conduct all feasibility studies for the network, do all network marketing, acquire and maintain all network equipment and operate the network. PDC is required to acquire and maintain Costa Rican broadcast licenses, apply for renewals of those licenses and serve as liaison between TISA and the government of Costa Rica. PDC is also obligated to assist TISA in acquiring non-English programming for the network. The agreement also provides TISA with the right to acquire any interest in the licenses that PDC is allowed to dispose of based on changes in Costa Rican law. Under the agreement, TISA is required to pay PDC a license fee of $1,000 per year. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

         Operating and Growth Strategy. The Company will initially focus its development efforts in its Costa Rican Target Market, San Jose. The Company plans to initiate construction of broadcast facilities in San Jose in May 1998 and anticipates it will initiate marketing of its data services in San Jose in October 1999. The Company believes it will have between 1,000 and 2,000 data services subscribers by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and  Government  Regulation.  The license  concession to the
27.5 to 29.5 GHz bandwidth was originally issued to a Costa Rican citizen by the Control Nacional Radio, Ministry of Government and Policy of the Republic of Costa Rica in February 1997. In connection with the Company's acquisition of its interest in TISA, PDC acquired the license. The license allows the use of the spectrum for video and data services throughout Costa Rica, but does not currently provide the Company with the right to provide voice services.

         The Company's facilities have been inspected by the Ministry and the Company believes that it has complied with the requirements for obtaining a final license. The Company aniticpates that the license will be granted in the next few weeks. See "Profitability Milestones and Operating Concerns - Network Issues."

         Panama

         Background. The Company has entered into network rights in the 28 GHz frequency band for Panama. The Company views Panama as an attractive market due to its higher than average household income levels, high level of household and business telecommunications services penetration and expanding commercial business base. The country also has a stable political environment and improving economy. Panama currently has a population of approximately 2.7 million, which is expected to increase to approximately 3.1 million by 2005. The Company's Target Market in Panama, Panama City has a population of approximately 820,000 (approximately 30% of the total population of Panama).

         Ownership and Management Structure. In March 1997, the Company acquired 90% of Wireless Communications Panama S.A. ("Wireless Panama"), a Panamanian joint venture corporation that will act as the operating company for a 28 GHz network in Panama. The frequency rights to be used by the operating company are held by Administracion E Inversiones Radiales, S.A. ("AIRSA"), a Panamanian company. AIRSA acquired the remaining 10% of Wireless Panama, on a non-dilutive basis. For a period of one year, the Company is obligated to provide funding (either in the form of debt, capital infusion or third party financing) sufficient to bring the networks to operating status.

         Under the Company's agreements for the Panamanian network, Wireless Panama and AIRSA entered into a service contract under which Wireless Panama will build out, maintain and operate the Panamanian network, and pursuant to which it has the exclusive right to commercialize the network rights held by AIRSA. The service contract requires AIRSA to maintain the network rights (and all required extensions or approvals for the network) and to act as liaison with the Panamanian government with respect to the network. Until the Company determines that it will take over marketing of the network, AIRSA is required to perform that function, and will receive 10% of the service fees arising from its marketing efforts for a period of one year. If it becomes possible under Panamanian law for AIRSA to sell, assign, lease, rent or otherwise divest itself, in whole or in part, of its interest in the network, Wireless Panama has the right to acquire that interest for no cost. Under the services agreement, Wireless Panama is obligated to conduct all technical and feasibility studies required for the network, develop a business plan for the system, acquire and maintain all equipment necessary for the network and operate the network. During each of the first five years of the service agreement, Wireless Panama is required to pay AIRSA $6,000 as an annual fee for the use of the network rights. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

         Operating and Growth Strategy. The Company expects to initiate construction of a broadcast facility in the Panamanian Target Market, Panama City, in July 1998 and begin offering data services in that market by September 1998. After it launches its data services program in Panama City, the Company intends to launch its data services program throughout the remainder of Panama, and then launch voice (assuming it receives approval to provide such services) and multi-channel television services throughout the country. The Company believes that it will have between 1,000 and 2,000 data subscribers in Panama by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and Government Regulation. In June 1996, the Direccion Nacional de Medios de Comunicacion Social of the Republic of Panama issued AIRSA licenses for the 27.6 to 28.08 GHz and 6086.0 MHz frequency bands. The Panamanian network rights currently include authority to provide data services. In October 1997, AIRSA received notice that its license rights included the right to provide data and multi-channel video services with or without spectrum. The license rights are temporary, subject to the payment of filing fees and compliance with certain broadcast requirements. See "Profitability Milestones and Operating Concerns - Network Issues."

         Argentina

         Background. The Company has interests in a value added license to provide telecommunications services in Argentina. The Company believes that Argentina possesses several desirable market characteristics, including political stability, stable population growth, moderate per capita gross national product, improving economic conditions, high population densities in the Company's Target Markets and a stable economy.

         Argentina currently has a population of approximately 35.8 million. The Company's initial market in Argentina, the Parana/Santa Fe metropolitan area, covers an area with a population of approximately 1.0 million. The Company believes significant subscriber growth potential exists in the area and in the other portions of Argentina due to the low hardwire/wireless network data services penetration rate the inherent difficulty for hardwire network expansion due to poorly marked underground utilities, and the lack of other data service options.

         Ownership and Management Structure. In August, 1997, in connection with the Petrolera Transaction, the Company formed WCI de Argentina, an Argentinean corporation ("WCIA"). WCIA is owned 80% by the Company and 20% by Petrolera. WCIA was formed for the purpose of acquiring rights in the 25 GHz frequency range for Argentina. Under the terms of the agreements for the formation of WCIA, Petrolera agreed not to compete in any business conducted by WCIA in any geographic area in which WCIA conducts business for the period ending on the latter of the third anniversary of the formation of WCIA, or when Petrolera or its affiliates no longer hold any interest in WCIA. The agreements also contain prohibitions on the transfer by Petrolera or the Company of their respective interests in WCIA. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

         Operating and Growth Strategy. Once the Company receives assigned frequency rights for its value added network rights in Argentina (which it has requested for Cordoba, Neuquen and Parana/Santa Fe), it intends to first focus its development and buildout efforts in Argentina in Parana/Santa Fe, and intends to launch a wireless data service operation. Thereafter, the Company intends to launch wireless data and voice services operations in the remainder of Argentina. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and Governmental Regulation. The Company's Argentinean network rights were granted by the National Telecommunications Commission, which governs the licensing and regulation of telecommunications rights in Argentina. Under the terms of the network rights, WCIA was granted a "value added" license to provide telecommunications services in Argentina. WCIA filed an application with the Commission for use of the value added rights in the 25 GHz frequency band in January 1998. See "Profitability Milestones and Operating Concerns - Network Issues."

         New Zealand

         Background. The Company has interests in network rights in the 2.3 GHz and 40 GHz frequency ranges for New Zealand. The New Zealand market is characterized by a developed and stable economy, high per capita income, and relatively high household voice, data and video penetration. The Company believes that the telecommunications services offered in New Zealand have historically been limited, where development has been slowed by a shortage of satellite delivered television programming and voice and data services. With the launch of additional satellites in the Asian region and the rapid development of telecommunications services in Australia, the quality and quantity of available services has increased significantly in New Zealand. The Company believes that its ability to offer data and voice services and multi-channel television programming, and the ease of wireless system buildout, will produce rapid growth of its subscriber base in New Zealand. New Zealand currently has a population of approximately 3.6 million. The Company's initial Target Market in New Zealand, Auckland, has a population of approximately 845,000.

         Ownership and Management Structure. The Company acquired its New Zealand network rights in August of 1995 in connection with the Separation. The Company's New Zealand network rights are held by Auckland Independent Television Services, Ltd. ("AITS"), a New Zealand corporation which is owned 94.9% by the Company. AITS holds (under licenses from network right holders) four channels in the 2.3 GHz frequency range in the Auckland area. These licenses expire between 2001 and 2004. Both licenses provide for extensions to the initial terms, although there can be no assurance the licenses will be renewed. The Company has also acquired (as the network right holder) the exclusive rights for the 40 GHz frequencies in the Auckland, Christchurch and Wellington/Petone areas, with countrywide expansion rights as applied for on a city-by-city basis. The Company's 40 GHz license rights permit the delivery of television, data and telephony services. The 40 GHz frequencies are valid for one year, renewable yearly and require the payment of a license fee. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

         Operating and Growth Strategy. The Company intends initially to focus its development and buildout efforts in the New Zealand Target Markets using its 40 GHz network. The Company believes that its proposed subscription rate structure for its anticipated communications packages will be attractive to prospective subscribers. The Company anticipates that it will begin the build-out of the Auckland, New Zealand 40 GHz market in January 1999, and that it will launch its data services subscriber drive in April 1999. The Company believes that it will have between 3,000 and 5,000 data services subscribers in New Zealand by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

         Franchises and Government Regulation. The Company's 2.3 GHz and 40 GHz network rights in New Zealand are governed by the Radio Communications Act of 1989 (the "New Zealand Act"). The New Zealand Act governs the licensing and regulation of radio equipment or licensing to authorize the transmission of radio waves. The New Zealand Act is administered by the Ministry of Commerce.

         The management rights for particular frequency bands are created by the Secretary of Commerce. An entity that has been granted particular frequency rights has the authority to create licenses (such as the licenses held by the Company in the 2.3 GHz channels) for third parties to transmit radio waves on those frequencies. These licenses are granted in accordance with the provisions of the New Zealand Act, but the terms under which they are allocated are determined by the network right holder. Management rights and licenses can be issued for varying terms, sometimes as long as 20 years. Management rights and licenses may be traded, and are deemed to be assets of a business for purposes of the Commerce Act of 1986, as well as the New Zealand anti-trust statute. No
written   instrument   dealing  with  the  management   rights  or  granting  or
transferring of any licenses has effect until it is registered with the New Zealand government in accordance with the New Zealand Act.

         Radio apparatus licensing is governed by the Radio Regulations of 1987 (which were continued under the New Zealand Act) and which provide for the licensing of radio transmitting and receiving equipment. See "Profitability Milestones and Operating Concerns - Network Issues."


Other Network Rights

         In addition to its network rights in the Market Countries, the Company holds an interest in certain network rights and a leased transmitter facility in Park City, Utah. The Park City rights were acquired by the Company in connection with the Separation and are held by the Company's wholly-owned subsidiary Transworld Wireless Television, Inc. ("TWTV"). The Park City rights consist of four 2.5 GHz channels.

Network Operations

         The Company has adopted a number of administrative procedures and policies that it believes will facilitate the efficient operation of its business. These policies and procedures include the following:

         Service Packages. The Company initially intends to provide only data-related services such as high speed data connectivity and Internet and intranet access, but anticipates that it will eventually offer subscribers a number of other standard telecommunications services, including video conferencing, local and long distance telephone services, and multi-channel television services, as well as specialized telecommunications services such as virtual work groups, application, and document sharing, frame relay and conference bridges and advanced fax management. To the extent possible consistent with its services offerings, the Company intends to provide subscribers with the ability to combine various services without the constraints of inflexible package requirements or product-specific boundaries. The Company believes that a flexible sales strategy will help reduce switching barriers for those subscribers who may initially be reluctant to switch all of their telecommunications services and vendors at one time or are subject to existing contracts. Although a majority of the Company's services will be deployed using the Company's fixed wireless point-to-multipoint broadband networks, the Company anticipates that it will also be able to provide its services using coaxial cable and fiber optic networks where the Company believes it is economically attractive or strategically desirable to do so.

         Pre-Launch Activities. Prior to initiating the buildout of a new market, the Company intends to conduct pre-launch studies to evaluate the population demographics and physical terrain of that market. The Company has already conducted several studies in its Target Markets. The Company then intends to create a development plan that identifies the subscriber potential of various areas within the target market and, based on such factors as television and data penetration rates, income levels and existing competition, it will then define the probable locations of the network central node transmission facility and any required cell sites for retransmission. As the construction of its central node or retransmission facilities nears completion, the Company will conduct a marketing program targeted to those areas identified as having the greatest potential for subscriber growth. The Company's marketing programs will typically include (i) inbound telemarketing, (ii) neighborhood door-to-door sales, including multiple dwelling unit meetings and door hangers, (iii) marketing tied to regional events such as high interest sporting events, (iv) telephone, television and print advertisements, (v) promotional activities such as referral programs and promotional gifts, (vi) direct mailings, (vii) Internet web pages, (viii) advertising on installation vehicles, (ix) participation in professional forums, (x) automated e-mail messages, (xi) free or promotional services to key or high profile users, (xii) launch promotional activities, and
(xiii) the use of resellers, agents and direct marketing agencies.

         Installation. The Company's installation packages for its services will generally include a standard rooftop mounted transceiver and other related equipment, such as cabling and a data modem, which will be located at the subscriber's location. The Company currently anticipates that, depending on the type of service involved, the cost of a data service subscriber installation will range from $1,675 to $2,215. The Company anticipates that it will be able to charge its data services subscribers the entire cost of installation and any related equipment. As a result, the Company anticipates that it will be able to obtain more quickly positive cash flow from those subscribers.

         Customer Service. The Company believes that providing high levels of customer service in installation and maintenance will enable it to maintain high levels of customer satisfaction and minimize subscriber turnover. With this objective in mind, the Company has adopted operating policies under which it will (i) complete installations promptly, (ii) provide prompt customer service using a customer hotline, (iii) provide timely repair service, and (iv) make new subscriber follow-up calls after installation to ensure customer satisfaction. The Company also intends to impart a "customer service" mentality in its employees through ongoing in-house training sessions and intends to establish an employee forum to facilitate an exchange of ideas for improvements in customer service. The Company also intends to adopt various employee incentive programs linked to achieving high levels of customer satisfaction.

         Operations Center. The Company expects to deploy central node transmission and switching equipment in each of its principal market areas. The Company's networks will be engineered to provide subscribers with the ability to interconnect with the Internet, as well as with other locations the customer may have within the Company's network and, if the Company provides voice services, to interconnect with local exchange networks and long distance networks. In order to ensure that the Company's networks are working as efficiently as possible, the Company plans to construct and maintain one or more network operation centers which will monitor its various networks on a 24 hour a day basis and which will provide its operating personnel with alarm, status and performance information. The Company anticipates the network operations centers will include equipment which will allow the Company to conduct preventative maintenance activities in order to avoid network outages or to respond promptly to any network disruption that might occur. The Company currently anticipates that its operations center for its Latin and South American markets will be located in Southern Florida.

         Management Information Systems and Billing. The Company intends to use a commercial management information system tailored to meet the requirements of the subscription telecommunications industry. This system will allow the Company to monitor customer service and customer payment patterns, monitor subscriber equipment and installations, and manage each operating network efficiently. The Company has also adopted credit procedures and collection policies which it believes will minimize subscriber turnover and uncollectible accounts.

Competition

         General Competition. The telecommunications market in developed countries such as the United States is intensely competitive. The Company has not begun to market its wireless services to potential customers on a wide spread basis, has not obtained significant market share in any of the Market Countries, and does not expect to do so in the near future given the size of the telecommunications market, the intense competition in that market and the diversity of customer requirements.

         The Company will eventually compete with numerous other telecommunications service providers in the Market Countries. Some of these competitors have long-standing relationships with their subscribers and suppliers, greater name recognition and significantly greater financial, technical and marketing resources than the Company. Nevertheless, the Company expects to compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs for both bundled and unbundled telecommunications services. The Company anticipates that, as its competitors face increased competition, they may respond with increased pricing flexibility which, in turn, may result in increased price competition. There can be no assurance that such increased price competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Several technologies are under development that may significantly affect the wireless telecommunications industry and result in new competitors entering the market. The Company cannot predict the competitive impact of these new technologies and competitors. The Company expects, however, that wireless telecommunications operators will be able to expand their services capacity and introduce new services while continuing to maintain a cost advantage over other providers of such services. The Company intends to exploit its comparative cost advantage by targeting a value-conscious subscriber base.

         Fiber optic Systems and Digital Compression. Traditional hardwire systems have historically been limited by their use of analog transmission and coaxial cable technologies. A number of new technologies are under development to increase the capacity of these systems. These new developments include replacing traditional copper wire networks with fiber optic networks and using digital techniques to compress more programming signals and data onto existing copper wire or other networks.

         The Company believes that its 28 GHz and 40 GHz technology platforms provide adequate transmission capability for the Company's anticipated data subscriber needs. The Company has adopted a system architecture that permits a future migration to more advanced digital compression if and when it determines that it is desirable to do so. The introduction of expanded digital capacity by traditional hardwire operators will require substantial new investment.
Accordingly, the Company does not expect to deploy the advanced compression technologies until relatively inexpensive equipment is available and subscribers demonstrate sufficient demand.

         Telephone Company Competition. The data services provider industry has traditionally been dominated by local and regional telephone companies, which have typically relied on their networks of copper wire and fiber optic cable to provide services. In each market country, the Company may compete with one or more established telephone service providers, some of which may have long-standing relationships with their customers and significantly greater name recognition, and financial, technical and marketing resources than the Company. The Company believes, however, that because such companies rely on their established hardwire networks (which currently have a penetration rate in Latin America of less than 10%), which are costly to expand, difficult to maintain and have technological limitations (especially with respect to the transmission speed for data), and because the Company will compete with those entities on the basis of quality, price, reliability, the scope of the telecommunications services it can provide (i.e., the availability of "one stop" combined voice, data and multi-channel television services), and customer service, the Company's wireless communications systems will have a competitive advantage over those entities.

         Recently a number of telephone companies in the United States and other markets have begun using technology capable of providing audio/video services over telephone lines ("video dial tone" service). These types of services are typically heavily regulated by governmental regulations and rules. Several large United States telephone companies have announced plans either to enhance their existing distribution plants to offer video dial tone service or construct new distribution plants in conjunction with a local hardwire television operators to offer video dial tone service. While the competitive effect of the entry of telephone companies into the subscriber television business (where permitted by a specific market's laws) is still uncertain, the Company believes that wireless communications systems will continue to maintain a cost advantage over video dial tone service technologies.

         Satellite Systems. Although the Company anticipates that it will focus its initial business efforts on the provision of data services, it may also provide multi-channel television programming at a future date. Multi-channel television programming operators are subject to additional types of competition. For example, "backyard dish" or "direct-to-home" ("DTH") antenna distributors using satellites to beam television programming offer customers access to programming similar to that offered by traditional hardwire television service providers and wireless multi-channel television service providers. The primary advantages of wireless multi-channel networks over DTH systems are lower equipment costs and broader availability of local programming. DTH systems, on the other hand, enjoy the advantages of access to a wider variety of satellite programming and the ability to serve areas not serviced by traditional hardwire or wireless communications networks. A conventional DTH antenna system costs up to $1,000 per subscriber, however, depending on the features of the system, plus monthly fees for access to certain programming. DTH systems typically cannot receive local off-air broadcast channels, however, so DTH subscribers generally are not able to watch local news, weather or sports programs. DTH systems are also typically not interactive, thereby precluding a number of high speed data applications.

         Several companies have developed and sell high-powered transmission satellites to distribute high capacity programming to DTH antennas as small as 18" in diameter ("directed broadcasting satellite" or "DBS"). DBS receiver equipment for a single television set is typically approximately $300 to $400 per customer, plus installation fees (and monthly subscriber fees), although a number of DBS companies have recently offered equipment and subscription packages at lower initial prices. Due to the cost of DBS satellites and receiving equipment, and because local programming cannot be received on a DBS system, the Company believes wireless multi-channel programming providers will continue to enjoy a comparative cost and local programming advantage over these satellite systems.

         Other Microwave Systems. The Company will typically provide its services over microwave frequencies in the 28 GHz and 40 GHz ranges. Frequencies other than the 28 GHz and 40 GHz ranges are currently authorized for wireless telecommunications networks in a number of market areas, including frequencies in the 2.5 GHz range and, in limited instances, in the 18 GHz range. The Company believes the 28 GHz and 40 GHz frequency bands provide advantages over other frequency bands, including the ability to transmit data, voice and television signals on the same architecture, their high information content capacity and their ability to be integrated into different infrastructures.

Acquisition Strategy

         The Company intends to continue to pursue its expansion strategy in the future by acquiring and building out wireless telecommunication networks and services providers in markets outside of the United States that meet its market selection criteria. The Company has developed a series of complex criteria to analyze prospective acquisitions of market networks and subscriber systems. These criteria include (i) the number of potential subscribers in the market,
(ii) the types of telecommunications services in which the subscribers would most likely be interested, (iii) network frequency availability, (iv) the existence of established groupings or blocks of network rights, (v) the nature, quality and extent of service provided by existing and traditional communications networks in the market, (vi) topography, (vii) demographics,
(viii) the existence of a strong local strategic partner, (ix) political and economic risk, (x) governmental regulation, and (xi) the potential to add to the Company's subscriber base by acquiring the acquisition target's existing operations. The Company also evaluates the potential acquisition's ability to facilitate the Company's use of economies of scale and to increase its operating efficiencies, particularly where a market acquisition can add subscribers or add to existing regional market clusters.

Governmental Regulation

         The use of airwaves for microwave transmission is generally subject to extensive government regulation. The amount, type and extent of that regulation varies from country to country. The information set forth in the section entitled "Market Country Networks" summarizes certain government regulations affecting the Company's ability to own and operate its wireless networks in those markets. The regulatory structure for any particular market is subject to change from time to time, and any such regulatory change could have a material and adverse effect on the particular market in which that change takes place, and/or upon the Company's business as a whole. See "Profitability Milestones and Operating Concerns - Network Issues" and "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

PROPERTIES AND FACILITIES

         Equipment. The Company believes it has the ability to source key network components from a number of equipment vendors. Fixed local wireless networks can be constructed using equipment from different manufacturers and can utilize different technologies because customers do not roam between base stations. The Company believes that the flexibility provided by vendor diversity will facilitate an adequate and prompt supply of equipment at attractive prices.

         The Company has entered into an agreement with Millitech, Inc., a wireless communications head-end manufacturer, for the lease of head-end equipment at a quarter-annual cost, per head-end, of $10,000. At the Company's election, the lease payments can be applied toward the purchase of the equipment. The total purchase price for each system is $60,000. The Company currently leases three such systems, one of which is located in each of Costa Rica, Guatemala and Panama.

         In January 1998, the Company has entered into a series of agreements with Motorola, Inc. and its affiliates ("Motorola") for the design, construction and deployment of hardware and software products the Company will use in its network operations. The Motorola agreements include an agreement pursuant to which Motorola will design and install products for use with the Company's networks, and a services agreement, pursuant to which Motorola will provide services to the Company relating to the design and implementation of the Company's networks.

         Under the product agreement, the Company agreed to purchase from Motorola certain equipment, support services and software licenses manufactured by Motorola and other parties for use in the Company's networks. The contract initially anticipates the purchase of those products for the Company's Guatemalan operations. The Company is required to pay 50% of the total price for the products and services provided by Motorola under the agreement on the date that it submits any purchase order for those products to Motorola. The remaining 50% of the purchase price is payable no later than one year from the date of the product agreement (January 1999). If Motorola fails to successfully complete a commissioning test plan designed by the parties by an agreed date, the Company has the option to either return the products and pay Motorola the remaining 50% of the purchase price, or allow Motorola to remove its portion of the products.

         Under the data pilot services agreement, Motorola agreed to conduct a pilot system to provide high speed data services in the Company's Target Market in Guatemala, Guatemala City. Under the agreement, Motorola is required to act as the primary contractor for the pilot system and provide all required material, effort and services necessary for its installation. The payment terms under the data pilot services agreement are similar to those under the product agreement. See "Profitability Milestones and Operating Concerns - Operating Management and Other Market Issues."

         Office Space. The Company leases approximately 2,500 square feet of office space at 102 West 500 South, Suite 320, in Salt Lake City, Utah under a lease agreement expiring in September 2000. The Company is required to make monthly lease payments of $3,070 during the first year of the lease, $3,177 during the second year and $3,285 during the third year of the lease. The Company believes the office space is adequate for its current needs. The Company anticipates that it will acquire additional operating space in Southern Florida during the Company's second fiscal quarter and is currently reviewing a number of lease and purchase options for office space in the area. The Company also maintains, through its various subsidiaries and affiliates, office space in a number of the Market Countries.

         Network Rights. The Company holds license rights (either directly or derivatively) for microwave point to multi-point telecommunications networks in the Market Countries. It generally has acquired those rights pursuant to (i) long-term contracts with third party network rights holders, (ii) arrangements where it is the majority owner of the network rights holders, or (iii) contractual arrangements which it believes provide it with substantial managerial and operational control of such network rights, including ownership positions in the operating companies for the network rights and, where permissible under local law, ownership positions in the network rights holder. Generally, the networks in which the Company has interests operate on frequencies of either 28 GHz or 40 GHz. The Company's network rights in the Market Countries are described in greater detail in the section entitled "Market Country Networks," above.

         The rights for wireless communications networks in most markets that meet the Company's market selection criteria have already been granted to (or been applied for by) third parties. Therefore, in order to build and operate wireless communications networks in new markets where it does not already control network rights, the Company will have to purchase, lease or otherwise acquire sufficient network capacity from or with those third parties. See "Profitability Milestones and Operating Concerns - Network Issues."

         Telecommunications Services Content.

         Data Services Content. The Company anticipates that it will acquire or contract with Internet service providers in each of the Market Countries to provide Internet and content data services to the Company's subscribers in those Market Countries. The Company intends to offer the services on either a transport basis (where the Company's wireless networks will act as a "pipeline" for the Internet service provider), through the acquisition of the Internet service provider (in which case, the Company would offer the data services as part of a bundled offering under the Company's brand name), or through a contractual arrangement (partnership, management agreement, services arrangements, joint venture or otherwise) with the Internet service provider. See "Businesses and Properties - Description of the Company's Business - Company Strategies." These data services are expected to include routing, addressing, DNS, registration services, network security and fire walls, intranet services, e-mail, news services, and hosting and peering services. See "Profitability Milestones and Operating Concerns Dependence on Content Providers."

         The Company also intends to provide local dedicated data access circuits. These lines, which typically link customers' computers together to create larger networks, are used by banks, billing clearing houses, advertising agencies, hospitals and other business to exchange large data files, as well as by any business to connect offices for file sharing, e-mail and work group applications.

         The Company is currently negotiating with a number of Internet service providers in the Market Countries regarding the acquisition of those service providers or for terms under which the Company and those service providers could, on a partnering, joint venture or other contractual basis, provide Internet and related services using the Company's networks. The Company intends to acquire backup services contracts with those Internet service providers so that, if, for some reason, the Company and the Internet service provider cannot agree upon the terms of any such acquisition or partnering arrangement, the Company can still provide the Internet content over its networks. There can be no assurance the Company will be able to successfully negotiate the acquisition of any Internet service provider or the terms under which a particular Internet service provider and the Company would join together on a partnership or joint venture basis to provide Internet and related data services over the Company's wireless networks.

         Voice Services. If the Company elects to provide telephone services, it intends to provide a complete range of local exchange and long distance services as part of its product line. The Company anticipates these services would include basic local services, access to long distance and dedicated lines, direct inward dialing, custom calling services and, in the case of long distance services, domestic intramarket, intermarket and international calling, toll free services, calling card and conference call bridging and other enhanced services.

         Because the Company's network rights do not, in most instances, provide the Company with the right to deliver voice services, the Company is not currently engaged in any substantive discussions with local or long distance voice services providers regarding the use of the Company's networks for those services. The Company anticipates, however, that any arrangements with voice services providers would generally be structured in a manner similar to the Company's arrangements for the provision of data services.

         Television Programming. The Company expects to enter into a number of contracts with commercial television programming suppliers and packagers for video programming. The Company anticipates that these contracts will include both master agreements, under which the Company will use specific programming in most or all of its markets, and regional specific contracts, pursuant to which the Company will use programming in regional or country specific markets. As of March 30, 1998, the Company is providing multi-channel television service in the Venezuelan market, and only on a limited basis in the Caracas-Los Teques area. The Company's programming in that market consists of ESPN International/ESPN2, CNN International/CNN/CNN Headline, TNT Latino America, Cartoon Network Latin America, MTV Latino, Discovery Latin America, Fox Latin American, USA Latino, plus Canal de Noticias NBS, Cne Canal, CMT, CNBC, Cable Health Club, Deutsche Welle, Hispa Vision, TBN, TVE, Travel Channel Latin America, TV5, Tele-UNO, RA1, Nostalgia, ME/U, MORMusic, GEMS, The Food Channel, Worldnet, RCTV, Globo Vision, Vene Vision, Metro Politano, VTV, and Televen. See "Profitability Milestones and Operating Concerns - Dependence on Content Providers."

EMPLOYEES

         As of the date hereof, the Company has 10 full-time employees. See "Management -- Employment Agreements."

LITIGATION

         In March 1998, a small group of shareholders who acquired their shares as a result of the Separation contacted the Company to complain about the failure to distribute from escrow those shares, the LatinCom arrangement and the Company's agreement with former principals of TIC. The shareholder group has suggested that it may sue the Company if the Company does not promptly take remedial action. The Company believes the claims are without merit.

                            PROFITABILITY MILESTONES
                             AND OPERATING CONCERNS

         The wireless telecommunications industry is an industry which requires sizable amounts of capital to purchase systems and significant capital expenditures to generate subscribers and revenue growth. These activities lead to a large amount of amortization and depreciation expense being recorded. As a result, companies in the wireless communications industry have not historically been profitable.

         In management's opinion, a primary factor in obtaining equity or debt financing in the wireless communications industry is the generation of positive monthly operating cash flow. The Company has not generated a profit during any period of its existence, and has generated only limited cash flow from its only operating system, its wireless television services operation in Venezuela.

         The  Company's   management  believes  that  the  following  events  or
milestones must or should occur before the Company can begin generating positive monthly operating cash flow:


                                                            Date or Number of
                              Expected Manner             Months when Milestone
                              of Occurrence or              or Events Should be
  Event or Milestone        Method of Achievement               Accomplished

Build out of wireless       Conduct proof of concept      Build out of Target
data services systems       market broadcasts, tests      Markets began in
in the Company's Target     construction of               January 1998 and is
Markets                     transmission facilities       anticipated to take
                            and marketing launch.         approximately 2 years
                                                          to complete.

Build out and operation of   Additional debt or equity   Anticipated build out
wireless data services       financing.                  of non-Target Market
systems in areas of the                                  areas to begin in 1999.
Market Countries other
than the Target Markets.

Build out and operation of   Substantial additional      Anticipated build out
wireless voice and           debt or equity financing.   to begin in 1999.
multi-channel television
systems in the Market
Countries

         The milestones set forth above are subject to a number of business, financial and other contingencies, some of which may be beyond the control of the Company. These contingencies include the following:

         Initial Phases of Development. Almost all the networks in which the Company has (or has the right to acquire) an interest are in the early stages of development. Only one operating company, located in Caracas, Venezuela, currently provides wireless communications services on a commercial basis (for multi-channel television services), and that operating company only recently initiated commercial service and has a limited number of subscribers. The Company has signed definitive agreements with a number of strategic partners in the Market Countries, but in some cases the parties have not executed definitive agreements or created definitive legal entities to effect the parties' proposed business operations. Even in cases where the Company has executed definitive agreements with third parties in a particular market, there can be no assurance the Company will be able to perform its obligations under those agreements (particularly in cases where the Company is required to provide funds for the build out and launch of networks) or that the terms of the Company's participation in the operating company or network rights holder for that market will not be modified in a manner that could be materially adverse to the Company.

         The successful development and commercialization of the Company's telecommunications networks in the Market Countries will depend on the resolution of a number of financial, logistical, technical, marketing, legal and regulatory issues, as well as other factors. In addition, there can be no assurance the Company's proposed network operations will not encounter engineering, design or operational problems, or that the Company can successfully develop any of its existing or planned development stage projects, or that those projects or any of the operating companies or network rights holders in which the Company has or acquires an interest will achieve commercial success.

         Need for Substantial Additional Financing. The growth of the Company's business requires substantial investment on a continuing basis to finance operations, capital expenditures and related expenses for subscriber growth and system acquisition and development. The Company will require additional debt or equity financing to achieve profitability, to cover ongoing operating expenses and capital contributions, to acquire additional wireless networks or wireless communication rights in existing or other markets, and to build out, operate and manage its markets, including the Target Markets. In some instances, the Company is required under its contractual agreements in the Market Countries to provide or secure financing sufficient to build out or initiate construction of the networks.

         The Company currently estimates that it will require between $10 million and $20 million to launch its data services systems in all of the Target Markets, and between $20 million and $50 million to launch its data services systems in areas of the Market Countries outside the Target Markets. If the Company elects to pursue the delivery of voice and/or video services, the Company estimates the build out and launch of voice services would require between $50 million and $100 million and that video services would cost between $100 million and $200 million to build out and launch in the Market Countries. There can be no assurance that all or any of such funds will be available to the Company on satisfactory terms and conditions, if at all. The Company's failure to obtain such funds could adversely affect the growth, profitability and operation of the Company, perhaps materially.

         To the extent future financing requirements are satisfied through the issuance of equity securities, then-current investors in the Company may experience dilution in the value per share of their Common Stock, Series A Preferred Stock, and/or Series B Preferred Stock. The acquisition of funding through the issuance of debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and could render the Company more vulnerable to competitive and economic downturns. Financing could also be obtained by the Company's subsidiaries or affiliates from third parties, although there can be no assurance that the Company's subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to the Company.

         Risks of Foreign Investment. The Company has invested and intends to continue to invest substantial resources outside the United States. The Company does not intend to acquire, or invest in, any wireless communication networks, assets or operations within the United States.

         Governments of many developing countries have exercised and will continue to exercise substantial influence over many aspects of private business enterprise. Local governments own or control companies that are or may become competitors of the Company, or companies upon which the operating companies and network right holders in which the Company has an interest may depend for required services or materials. Governmental actions in the future could have a significant effect on the economic conditions and many of the market areas in which the Company intends to, or has, invested, and otherwise may have a material adverse effect on the Company. The Company's interests in some or all of the Market Countries could be adversely affected by expropriation, confiscatory taxation, nationalization, political, economic or social instability, changes in laws or other developments over which the Company has little or no control.

         The Company does not currently carry political risk insurance. Moreover, applicable agreements relating to the Company's interests in the Market Countries are frequently governed by foreign law. Therefore, it may be difficult for the Company to enforce its rights under the agreements relating to its rights.

         Difficulties and Uncertainties of New Industry. Microwave transmission of telecommunications services is a relatively new industry with a short operating history. As a result, the Company may experience difficulties and uncertainties normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increases in competition, advances in technology and changes in laws and regulations.

         Network Issues. The Company will be required to rely on the existence of, and continuing ability to use or exploit, telecommunications licenses, concessions or leases which are typically granted by governmental agencies on an exclusive or limited basis and for limited terms. There can be no assurance these governmental agencies will not seek unilaterally to limit, revoke or otherwise adversely modify the terms of any such rights they have granted or may in the future grant in which the Company may have direct or derivative interest, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals of these rights will be granted upon their expiration or, if renewed, that the renewal terms will not be less favorable to the Company than the original terms of the rights. See "Business and Properties - Description of the Company's Business - Market Country Networks."

         Such rights may also be subject to significant operating restrictions or conditions, including restrictions relating to the implementation or construction of network improvements, commercialization, subscriber rates, royalties and other specified deadlines or conditions which, if not satisfied, could result in the loss or revocation of the network rights. There can be no assurance that, if the Company is able to obtain required network rights, those operating conditions will be satisfied and, as a result, that any such rights would not be lost, revoked or otherwise modified in a manner which is or could be materially adverse to the Company, its business operations or financial condition. Further, although the Company has taken such actions as it has deemed necessary or appropriate under the circumstances to verify or otherwise determine the scope, extent, duration and nature of the network rights in the Market Countries, it has in some instances relied upon the representations of the holders of such rights as to some or all of such matters. There can be no assurance that the actual terms and conditions of such rights do not differ, perhaps materially, from those represented by the network rights holders and their principals.

         Operating, Management and Other Market Issues. The Company anticipates that it will depend on one or more local partners (or other parties) in each of the Market Countries to obtain or maintain the use of any required network rights, to conduct business operations in those markets, and to facilitate the Company's business operations with other local entities, including governmental authorities. The Company will be dependent on these strategic partners, although there can be no assurance that they will perform in accordance with the terms of any agreements they have with the Company.

         Under  the  terms  of the  Company's  agreements  with  certain  of its strategic partners, the Company will have obligations to fund substantial network construction and development costs. Any such construction and development will be capital intensive and the Company will be required to seek substantial and continuing sources of financing to fund working capital needs, capital expenditures and other cash requirements. The Company's failure to obtain such financing could have a material adverse effect on the Company, including its relationships with its strategic partners and, among other things, could result in the loss, impairment or revocation of network rights in the Market Countries. There also can be no assurance the Company will be able to obtain or secure financing sufficient to fund its capital expenditure obligations, or that it will be in the best interests of the Company to do so.

         In market areas where the Company will be required to construct wireless communications networks or additions to existing wireless communications networks, that construction activity may require the Company to obtain qualified subcontractors and necessary equipment on a timely and cost effective basis, the availability of which could vary significantly from country to country. Construction projects may be subject to cost overruns and delays not within the control of the Company or its subcontractors, such as delays caused by acts of governmental entities, financing or catastrophic occurrences.

         Among its other strategic alliances, the Company has joined with FondElec in the formation of LatinCom and with Petrolera in the formation of WCIA. There can be no assurance that either entity will be able to acquire, develop or operate any wireless communications networks and, if they fail to do so, the Company may be precluded from acquiring or operating wireless networks in the countries in which those entities were formed to operate. Further, although those entities were formed for the purpose of acquiring and operating wireless networks in specific South American and Latin American countries, there can be no assurance that they will not develop contacts or learn of marketing opportunities in other Latin or South American countries, including countries in which the Company has or may have an interest. As a result, there could be potential conflicts between the business operations of the Company and those entities.

         Currency and International Risks. A number of the Market Countries, such as Venezuela, have experienced substantial rates of inflation and resulting high interest rates, sometimes for a period of many years. Inflation and fluctuations in interest rates could have a material adverse effect on the Company's operations and business. Further, the value of the Company's investments in its overseas operations will depend, in part, on currency exchange rates between the United States dollar and applicable local currency. The Company does not intend to hedge against foreign currency exchange rate risks.

         Distributions or other payments the Company receives from its operating subsidiaries or affiliates in the future may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or are operating. United States corporations may generally claim foreign tax credits against their United States federal income tax expenses for any foreign withholding taxes held or actually paid with respect to companies in which the Company owns 10% or more of the voting stock. The Company's ability to claim any such foreign tax credits and to utilize net foreign losses is, however, subject to limitations and restrictions.

         Governmental Regulation. The Company's business operations are subject to extensive governmental regulation. This regulation can take the form of limitations on the number of persons who can hold the rights to the networks, service requirements, restrictions on foreign ownership and subscriber rates, instruction requirements and programming or service content restrictions, among others. There can be no assurance that material and adverse changes in the regulation of the Company's existing or future operations will not occur. See "Business and Properties - Description of the Company's Business - Market Country Networks."

         Control of Network Operations and Use. The Company intends to acquire, where possible under local law, majority interests in the network rights holders. Applicable local laws may, however, restrict the interest the Company may acquire in those entities due to limitations on foreign investments in such markets. In such cases, the Company intends to acquire majority equity positions in the operating companies for those networks (generally under long term contracts) which, combined with other interests the Company will acquire in the same market in management companies, licensees or other entities, will result in the Company obtaining and maintaining substantial control over the business operations of the network in any such market. There can be no assurance, however, that the Company will in fact obtain such interests in all of its markets, or obtain voting, equity or management positions which could prevent the Company's strategic partners in a particular market from implementing strategies or business decisions inconsistent with those favored by the Company.

         Dependence on Content Providers. The success of the Company's operations will depend, in part, upon its ability to provide access to data nets, and if it elects to provide telephony and video services, to long distance voice carriers and television programming for its subscribers. The Company has entered into, or has begun negotiations to acquire, programming and service contracts with a number of data services providers, including Internet service providers, Internet content aggregators and cable-based data services. There can be no assurance, however, that the Company will be able to obtain contracts with such entities, or others, or that it will be able to do so upon terms which it believes are economically advisable.

         Forward-looking Statements. This report contains forward-looking statements, which are not historical fact. Such forward-looking statements include the Company's plans to launch wireless telecommunications systems in the Market Countries. Those statements also include the Company's expectations concerning factors affecting the markets for its services, such as government regulations, competitive factors, and demand growth for the Company's services. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this report and other risks detailed within this report. The forward-looking statements are made as of the date of this report.


                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

         The Company has not declared or paid any dividends to the holders of its Common Stock, Series A Preferred Stock or Series B Preferred Stock.

                                   MANAGEMENT

         Directors, Executive Officers and Other Key Employees.

         The Company's directors, executive officers and key employees, as of March 30, 1998, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between any of the Company's directors or executive officers. As of the date of this report, the Company's board of directors is comprised of eight members, each of whom is elected for a term of one year. Executive officers are chosen by, and serve at the discretion of, the board of directors:

       Person          Age                      Position
   Lance D'Ambrosio     40        President, Chief Executive Officer
                                  and Director
   Paul Gadzinski       43        Executive Vice President
   William Levan        44        Senior Vice President of Engineering
   Donald Williams      37        Vice President of Latin American Operations
                                  and Director
   E. Andrew Lowe       53        Vice President of Finance, Director
   Anthony Sansone      33        Secretary and Treasurer
   Troy D'Ambrosio      37        Director
   George Sorenson      43        Director
   Gaston Acosta-Rua    33        Director
   Jorge Fucaraccio     54        Director
   Peter Schiller       63        Director

         Lance D'Ambrosio -- Mr. D'Ambrosio is the President, Chief Executive Officer and Director of the Company, and holds other executive officer and director positions in the Company's subsidiaries and affiliates. Mr. D'Ambrosio has been involved in the telecommunications business for the last seven years. Mr. D'Ambrosio is responsible for the Company's acquisitions, strategic planning and mergers, and is responsible for all financing plans for the Company. Between 1992 and 1997 Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of TTI, acted as the President and a Director of WHI and held executive offices and/or director positions in WHI's subsidiaries. Between 1987 and 1992, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation, which was primarily involved in raising venture capital for investments in high-tech companies. Mr. D'Ambrosio holds a Bachelor of Science in Marketing and Management from the University of Utah, which he received in 1979.

         Paul Gadzinski -- Mr. Gadzinski is the Executive Vice President of the Company. Between 1994 and 1997, Mr. Gadzinski also served as Vice President for Market Development for TTI and as Vice President of Marketing for WHI. Between 1989 and 1994, Mr. Gadzinski served as Director of Marketing, and was subsequently promoted to Vice President and General Manager, of Cross-Country Wireless Cable, a 40,000 plus subscriber wireless multi-channel television system located in Riverside, California, that was acquired by Pacific Telesis Group. Between 1985 and 1989, Mr. Gadzinski was the Marketing Director and Operations Manager of Cable Vision International, a traditional cable operation located in Luquillo, Puerto Rico (which now does business as TCI Cable Vision of Puerto Rico, Inc.). Mr. Gadzinski attended Santiago Community College with an emphasis in small business management.

         William Levan - Mr. Levan joined the Company in March, 1998 as its Senior Vice President of Engineering. Between July of 1997 and February of 1998, Mr. Levan acted as the Director, Applications Hybrid Networks in Cupertino, California, where he was responsible for pre-sales support of its hybrid series 2000 broadband modem system. Between 1994 and July of 1997, he was the Director of Hardware Engineering for Hybrid Networks in Cupertino, California. Between 1991 and August of 1994, Mr. Levan was the Chief Technology Engineer for the Foothill College District in Cupertino, California where he was responsible for the design and supervised installation of the district wide broadband voice, video and data network. Mr. Levan attended Ohio State University with an emphasis in Electrical Engineering.

         Donald Williams -- Mr. Williams joined the Company in 1997 as Vice President of Latin American Operations and also serves as a Director. Mr. Williams has six years of senior management and wireless communications business development experience in Venezuela. In 1992, Mr. Williams founded Centurion, and applied for and was granted the concession for the 28 GHz frequency band for Venezuela. Mr. Williams was responsible for building out the world's first fully commercial multi-channel television system utilizing LMDS in Caracas, Venezuela. In 1990, Mr. Williams co-founded CARESA, a technical systems integrator and manufacturer's representative to the Venezuelan petroleum industry located in Maracaibo, Venezuela. Mr. Williams obtained a Bachelors Degree in international business administration from Schiller International University located in London, England in 1983.

         E. Andrew Lowe -- Mr. Lowe serves as Vice President of Finance and as a Director of the Company. Since 1992, Mr. Lowe has also served as an Executive Officer and a Director of TTI, and held Executive Officer or Director positions in TTI's and its affiliates' subsidiaries. Between 1966 and 1992, Mr. Lowe was an employee of Citicorp, most recently serving as Director of Marketing and Customer Relations for the Real Estate Investment Advisory Division, where he was the interface between pension funds, insurance companies, international investment agencies and Citibank.

         Anthony Sansone -- Mr. Sansone is the Secretary and Treasurer of the Company and serves as its Controller. Between 1993 and 1997, he was also the Treasurer and Controller of TTI and, during 1996 served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah in 1991.

         Troy D'Ambrosio -- Mr. D'Ambrosio is a Director of the Company. Between 1993 and 1996 he served as Vice President of Administration and as a Director of TTI and also served in executive positions and as a director of WHI and its subsidiaries Since September 1996, Mr. D'Ambrosio has served as the Manager of Mutual Fund Operations for Wasatch Advisors, Inc., a registered investment advisory firm, which manages approximately $1 billion dollars in separately managed accounts and a family of six mutual funds. Between July of 1992 and November of 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores, most recently as Vice President of Corporate Communications and Government Relations. Mr. D'Ambrosio received a Bachelor of Arts degree in Political Science from the University of Utah in 1982.

         Gaston  Acosta-Rua - Mr.  Acosta-Rua is a Director of the Company.  Mr.
Acosta-Rua has spent the last 8 years in the private equity investment and management sector in Latin America, primarily as a Director of FondElec Group, Inc. Before joining FondElec, Mr. Acosta-Rua worked for and helped create the Latin American Group for Chemical Venture Partners and was previously an officer with the Chemical Bank Debt/Equity Group, which was responsible for managing the combined Chemical Bank Manufacturers Hannover portfolio of Latin American equity investments. Before working for Chemical Bank, Mr. Acosta-Rua worked as a consultant to the Brookings Institute in Washington, D.C. Mr. Acosta-Rua received a Juris Doctorate from the George Mason School of Law in 1991, and a Bachelor of Arts Degree in Computer Science and Finance from Furman University in 1987.

         George Sorenson -- Mr. Sorenson is a Director of the Company and also served as a Director of TTI. Mr. Sorenson is a Principal in FondElec Group, Inc. which, together with its affiliates, invests in energy and electricity markets in Latin American, and advises United States corporations on their investments in that area. FondElec is a shareholder in the Company and holds 45% of LatinCom. Between 1990 and 1992, Mr. Sorenson was the Associate Director of Bear, Sterns & Co., Inc. where he was principally responsible for its international investment banking in the far east and coordinated product development, marketing and account coverage for Japanese accounts in New York and Tokyo. Between 1983 and 1990, Mr. Sorenson worked for Drexel Burnham & Lambert, Inc., most recently as a Senior Vice President in Tokyo, Japan, where he managed the company's high yield bond operations in Asia. Mr. Sorenson received a Bachelor of Arts degree in Finance from the University of Utah in 1979 and a Masters in International Business Management in 1981 from the American Graduate School of International Management.

         Jorge Fucaraccio - Mr. Fucaraccio is a Director of the Company. Since 1994, Mr. Fucaraccio has been an advisor to Petrolera Argentina San Jorge S.A. and Bolland S.A., Argentinean corporations, in software engineering applications related to oil production and data communications. Between 1989 and 1991, Mr. Fucaraccio worked as the National Director of Technology at the National Institute of Industrial Technology in Argentina (the "INTI") where he was responsible for managing all technical departments and research centers of the INTI, including its communications, software engineering, energy, mechanics and building technologies research departments. Between 1982 and 1988, he was a member of the Board of Advisors at the Ministry of Science and Technology and the Ministry of Energy in Argentina. During this period, he was responsible for the creation of a number of research centers and directed several technical governmental missions between the government of Argentina and countries in Europe and Asia. Between 1978 and 1985, Mr. Fucarracio was a director of an energy transmission and solar energy utilization research program sponsored by the Organization of American States. Mr. Fucaraccio received a Licentiate in Physical Sciences from the Buenos Aires University in 1970. He has also served as "guest worker" at the National Institutes of Standards and Technology (formerly the National Bureau of Standards) in Maryland under a fellowship sponsored by the United Nations. Mr. Fucarracio also conducted post-graduate research activities at the Technical University of Denmark (Lyngby).

         Peter Schiller - Mr. Schiller is a Director of the Company. Since 1993, Mr. Schiller has been employed by Bolland S.A and its affiliates, Petrolera Argentina San Jorge S.A. and OEA Services, all of which are Argentinean corporations engaged in oil and gas services, where he currently serves as the Director of New Business Development. Between 1976 and 1993, Mr. Schiller held general management positions in the heavy electromechanical manufacturing, automotive components and non-ferrous metals industries. Between 1961 and 1975, Mr. Schiller held a number of product design and quality control management positions in the electrical, automotive and tractor industries. Mr. Schiller received a degree in Electrical Engineering from the University of La Plata, Argentina in 1961 and pursued a three year, post-graduate course in Business Management in 1971 at the Argentine Catholic University in Buenos Aires, Argentina. In 1993, Mr. Schiller conducted post-graduate studies in oil and gas specialization at the Argentine Catholic University in Buenos Aires.

         The Company has also engaged the services of Brian Reynolds on a consulting basis and to oversee the Company's operations in its various Market Countries. Between 1994 and 1998, Mr. Reynolds was the Chief Operating Officer of WHI, a joint venture entity between TTI and Videotron, USA. As the Chief Operating Officer of WHI, Mr. Reynolds was primarily responsible for the start up of its high speed data and television services and launched three operating systems servicing 30,000 customers. Between 1989 and 1994, Mr. Reynolds held senior telecommunications industry management positions, including senior management positions with a Sacramento, California-based cable television system serving over 150,000 subscribers. Mr. Reynolds received a Bachelors Degree from Rutgers University with an accounting concentration in 1979.

         The Company is currently negotiating with Mr. Reynolds regarding his employment as the Company's President and Chief Operating Officer. There can be no assurance that the Company will enter into an employment contract with Mr. Reynolds as its President and Chief Operating Officer or any other position.

         The Board of Directors has two standing committees, the Audit Committee, and the Compensation Committee. The Audit Committee is primarily charged with the review of professional services provided by the Company's independent auditors, the determination of the independence of such auditors, the annual financial statements of the Company and the Company's system of internal accounting controls. The Audit Committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. Messrs. Fucaraccio, Sorensen and Lowe serve as the members of the Audit Committee. The Compensation Committee is charged with the responsibility of reviewing executive salaries, administering bonuses, incentive compensation and stock option plans of the Company, and approving the salaries and other benefits of the executive officers of the Company. The Compensation Committee also consults with the Company's management regarding pension and other benefit plans, and the Company's compensation policies and practices in general. Messrs. Fucaraccio, Sorensen and Lance D'Ambrosio serve as the members of the Compensation Committee.

Director Compensation

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board, or for any other services rendered to the Company in their capacity as director of the Company, but are reimbursed for expenses they incur in connection with attending Board or committee meetings.

Executive Compensation

         The following table summarizes the compensation paid to or earned by the Company's Chief Executive Officer and four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 1997. During the fiscal years ended December 31, 1996 and 1995, none of the Company's officers received any cash compensation, bonuses, stock appreciation rights, long-term compensation, stock awards or long-term incentive rights from the Company, although during 1996 Paul Gadzinski received options to acquire shares of TIC, which were subsequently assumed by and converted into options to acquire shares of the Company's Series A Preferred Stock in connection with the TIC Transaction. The options were granted to Mr. Gadzinski in consideration of services he performed on behalf of TIC. The options were cancelled, without being exercised, in December 1997.

                                                Summary Compensation Table

                                              Annual Compensation   Other Annual
 Name and Principal Position                  Salary      Bonus  Compensation(1)
-----------------------------                -------     -------  --------------
Lance D'Ambrosio                            $165,000(2)   $  6,875   $ 13,800(3)

    Chief Executive Officer
    and Director


Donald Williams                             $102,857(4)   $ 17,143   $  6,000
    Vice President of Latin American
    Operations and Director


Paul Gadzinski                              $105,000(5)   $  2,500   $  6,000
    Executive Vice President


E. Andrew Lowe                              $100,000(6)    $ - 0 -   $  6,000
    Vice President of Finance and
    Director

-----------------------

(1) Represents full year premiums on group term life insurance and medical and dental insurance.
(2) Reflects full year base salary. Mr. D'Ambrosio became a salaried employee of the Company on August 1, 1997.
(3)   Includes an automobile allowance of $7,800.
(4) Reflects full year base salary. Mr. Williams became a salaried employee of the Company on August 13, 1997. The bonus amounts payable to Mr. Williams are benefits pursuant to Venezuela employment law.
(5) Reflects full year base salary. Mr. Gadzinski became a salaried employee of the Company on August 1, 1997.
(6) Reflects full year base salary. Mr. Lowe became a salaried employee of the Company on August 1, 1997.

Stock Option Grants

         The following table provides information relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended
December 31, 1997. The only options granted to Named  Executive  Officers by the
Company were options to acquire Series A Preferred Stock.


                                                 Series A Preferred Stock
                                             Option Grants in Last Fiscal Year

                                                     Individual Grants                  Potential Realizable
                                       ----------------------------------------------
                                       Percent of Total                               Value at Assumed Annual
                       --------------   Options Granted   ------------  ------------       Rate of Stock
                         Number of      to Employees in                                  Appreciation for
                         Underlying     Fiscal Year (1)     Exercise                       Option Term(3)
                                                                                       ------------------
        Name              Options                          Price Per     Expiration   ------------------------
                        Granted (#)                        Share (2)        Date         5%($)        10%($)
Paul Gadzinski             17,130             19%            $2.25          2001        $156,895     $166,203
E. Andrew Lowe             34,260             39%            $2.25          2001        $313,792     $332,405



-----------------------
(1)  Based on options  for an  aggregate  of 88,220  Series A  preferred  shares granted during the fiscal year ended December 31, 1997.
(2)  On the date of the grant of the options for the Series A preferred  stocks, the Board of Directors of the Company  estimated that the fair market value of that stock was $10.86.
(3)  Potential  realizable  value is based on the  assumption  that the Series A
     Preferred  Stock  of the  Company  appreciates  at the  annual  rate  shown
     (compounded  annually)  from the date of grant until the  expiration of the option  term.  These  numbers  are  calculated  based  on the  requirements promulgated by the  Securities  and Exchange  Commission and do not reflect the Company's estimate of future stock price growth.

Fiscal Year-End Option Value

         The following table provides information regarding the number and value of options held by the Named Executive Officers on December 31, 1997.

                                             Number of Securities                     Value of Unexercised
                                            Underlying Unexercised           ---------------------------------------
                                                  Options at                              In-the-Money
                                             Fiscal Year-End (#)                           Options at
                                                                                     Fiscal Year-End (#) (1)
              Name                     Exercisable         Unexercisable        Exercisable         Unexercisable
----------------------------------
Paul Gadzinski                           17,130                 -0-               $147,590               -0-
E. Andrew Lowe                           34,260                 -0-               $295,179               -0-


----------------------
(1) For  purposes of  determining  the values of the  options  held by the Named
Executive Officers, the Company assumed that the Series A Preferred Shares underlying the options had a value of $10.86 per share on December 31, 1997, which is the estimated fair market value the Board of Directors attributed to that stock in November 1997 in connection with the FondElec Transaction and Petrolera Transaction. The option value is based on the difference between the fair market value of such shares on December 31, 1997, and the option exercise price per share, multiplied by the number of shares subject to the options.

Employment Agreements

         As of March 31, 1998, the Company had entered into employment agreements with several of its key officers, including Lance D'Ambrosio, William Levan, Donald Williams and E. Andrew Lowe. The agreements have initial terms of one to three years. Under the agreements, the employee is entitled to a base salary ($165,000 in the case of Mr. D'Ambrosio, $120,000 in the case of Mr. Levan, $102,857 in the case of Mr. Williams, and $100,000 in the case of Mr.
Lowe), plus incentive bonuses (as determined by the Board of Directors) and standard benefits such as health and life insurance and reimbursement of reasonable expenses. Under Mr. Williams' contract, he is also entitled to additional payments (in the approximate amount of two month's compensation) as required under Venezuelan law.

         In general, the employment contracts may be terminated only for cause, which is defined in the agreements as willful misconduct, fraud, misappropriation, embezzlement, and similar unlawful acts. In addition, the employee can terminate the contract on 180 days notice. If the contract is terminated without cause, the employee is entitled to receive severance pay in an amount equal to the lesser of six month's pay or the remaining amount due under the contract The contracts also contain non-competition provisions which the Company believes are consistent with industry practice. The Company intends to enter into employment agreements with all of its officers and key employees.

Certain Litigation

         Certain of the Company's officers and directors have acted (and, in the case of Mr. Lowe, currently act) as executive officers or directors of TTI. See "Management - Directors, Executive Officers and Other Key Employees." In December 1997, TTI filed a petition under Chapter 11 of the United States Bankruptcy Code in connection with the defense and prosecution of litigation claims relating to the termination by Pacific Telesis Group and its affiliates of their agreement to acquire TTI's United States network rights.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions either engaged in by the Company during the past two years, or proposed to be engaged in by the Company, involving its executive officers, directors, 5% stockholders and immediate family members of those persons:

LatinCom, Inc.

         The Company is a shareholder in LatinCom. LatinCom was formed for the purpose of acquiring, owning and operating telecommunications networks in Peru, Brazil and Mexico (the "LatinCom Markets") and with the intent of capitalizing on certain proprietary relationships, contracts and information relating to the telecommunications industry that were developed by FondElec in the LatinCom markets. Two of the members of the Company's board of directors are principals of FondElec.

         The Company and FondElec believed that, by combining FondElec's proprietary relationships and information with the Company's expertise in wireless telecommunications networks, they could more easily and economically acquire and exploit rights to telecommunications networks in the LatinCom Markets.

         Upon the formation of LatinCom, each of the Company and FondElec contributed to LatinCom their interests in wireless telecommunications development activities and rights relating to the country of Peru. The Company believes that its rights, and the rights contributed by FondElec, had only nominal value. Both the Company and FondElec, however, have agreed to loan to
LatinCom, on a continuing basis, amounts sufficient to fund LatinCom's operations. To date, neither party has advanced any amounts to LatinCom and LatinCom has not engaged in any active business operations. In order to maintain FondElec's and the Company's equal positions in LatinCom, any loans will be made 50% by FondElec and 50% by the Company. If either party fails to fund its loan obligations, that party's interest in LatinCom would be subject to dilution.

         There can be no assurance that LatinCom will not attempt to develop or acquire wireless or other telecommunication rights in other countries, including countries in which the Company has or may acquire network rights or enter into negotiations for those rights. Further, because FondElec is a shareholder in both the Company and LatinCom, and because certain officers and directors of the Company who own interests in LatinCom will also have input in the management of the Company, conflicts may arise between the interests of LatinCom and the Company. There can be no assurance that those conflicts will be resolved in favor of the Company, although the Company anticipates that its officers and directors will attempt to resolve any such potential conflicts in accordance with their fiduciary duties to the Company.

Services Agreement

         On January 1, 1997, TIC entered into a services agreement (the "Services Agreement") with Bridgeport Financial, Inc. ("Bridgeport"), an entity which has experience in negotiating and acquiring telecommunications rights in emerging growth countries and which has, in the Company's opinion, significant proprietary contacts in the telecommunications industries and network rights in those countries. The principal of Bridgeport is the father of Lance D'Ambrosio and Troy D'Ambrosio, officers and directors of the Company. Under the terms of the agreement, TIC retained Bridgeport to provide TIC with advisory and other services relating to the acquisition, ownership and operation of telecommunications services in Central and South America, Europe and Asia. In consideration for these services, TIC agreed to pay Bridgeport, on a continuing basis and in arrears, an amount equal to (i) two percent of the first $50 million of TIC's gross annual revenues, and (ii) one percent of TIC's gross annual revenues in excess of $50 million from all sources. The minimum amount payable to Bridgeport Financial in the first contract year, however, was $150,000. The Services Agreement replaces a prior consulting services agreement between Bridgeport and TIC under which TIC was obligated to pay Bridgeport a specified dollar amount per month. For purposes of calculating the amounts due under the Services Agreement, the gross annual revenues of TIC include all of the revenues of its parent or subsidiaries, and its parent's subsidiaries, provided that if any subsidiary is not held 100% by TIC or its parent, the revenue of that subsidiary is attributed to TIC only to the extent of TIC's or its parent's ownership of that subsidiary. The agreement contains a specific exclusion for any gross revenues attributed to TIC from the operations of wireless communication rights in New Zealand and Park City, Utah.

         The term of the Services Agreement is five years, and it automatically renews for successive periods of one year unless either party notifies the other of its election not to renew the agreement at least 60 days before the end of the current term. The agreement can be terminated at any time by TIC if, among other things, Bridgeport fails or refuses to perform or Bridgeport or its principal is charged with or convicted of any felony.

         During the term of the agreement and for a period of one year after its termination, Bridgeport has agreed not to enter into any business operations in direct or indirect competition with the business of TIC or in any current market of TIC. The Services Agreement is binding upon any successor or assignee of TIC and, as a result of the TIC Transaction, the provisions of the Services Agreement apply to the gross revenues generated by TIC, the Company and their respective subsidiaries.

TIC Transaction

         In February, 1997, a wholly-owned subsidiary of the Company merged with and into TIC. TIC was the surviving entity in the transaction. Certain of the shareholders of TIC also serve as officers and directors of the Company. In addition, the father of the Company's president was the majority shareholder of TIC and, as a result of the TIC Transaction, currently holds approximately 54.6% of the Company's voting power on a fully-diluted common stock equivalent basis. See "Principal Stockholders" below. In connection with the TIC transaction, the Company assumed an interest-bearing note in the amount of $180,281 due to an entity controlled by the father of the Company's president. As of December 31, 1997, $138,129 plus accrued interest of $50,820 were outstanding on the loan. See "Business Description of the Company's Business."

CVV Transaction

         In August 1997, the Company acquired a 68.14% interest in CVV. In November 1997, the Company acquired an additional 10% of CVV (and an option to purchase the balance of CVV through November 2000). The Company has also acquired an approximately 8.5% interest in Centurion. An officer and director of the Company was a former principal (either directly or through his affiliates) in CVV and Centurion. For a more detailed description of the CVV Transaction, see the section entitled "Business - Description of the Company's Business - Market Country Networks" above.

Petrolera Transaction

         In August 1997, in connection with the Petrolera Transaction, the Company and Petrolera formed WCIA for the purpose of pursuing and developing network rights in Argentina. WCIA is held 80% by the Company and 20% by Petrolera. See "Business - Description of the Company's Business - Market Country Networks." In connection with the Petrolera Transaction, Petrolera loaned $2.1 to the Company on a short term basis. The loan was repaid when Petrolera converted the outstanding principal and accrued interest as partial satisfaction of its obligations to pay for its shares under the Petrolera Transaction documents. See the Company's report on Form 10-QSB for the period ended September 30, 1997 for a more detailed discussion of the short term loan.

FondElec Transaction

         Effective November 1997, the Company executed an agreement for the sale of shares of the Company's common stock and Series A Preferred Stock to certain affiliates of FondElec in the FondElec Transaction.
"Business - Description of the Company's Business - Company Background."

Pacific Mezzanine Fund, L.P.

         In June, 1996, TTI borrowed $2.5 million from Pacific Mezzanine Fund, L.P., an unrelated party. The terms of the loan allowed TTI to loan to the Company, pursuant to a separate loan commitment, up to $1,000,000 from the Pacific Mezzanine Fund, L.P. loan proceeds. Interest on the outstanding balance of the loan between TTI and the Company accrues at the rate of 8% per annum, and all outstanding principal and interest are due and payable in full on August 1, 2001. As of December 31, 1997, $996,707 plus accrued interest of $133,953 was outstanding on the loan.

Separation Liability

         The Company has a current liability to an entity owned by the father of the president of the Company in the amount of $100,000 for a commitment fee related to its investment that secured the New Zealand Channel rights prior to TTI's involvement in New Zealand. The Company assumed this liability in connection with the Separation.


                             PRINCIPAL STOCKHOLDERS

         The following table describes the beneficial ownership, as of March 31, 1998, of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each such person (alone or with family members) has voting and dispositive power of the shares listed opposite such person's name. The offices and positions shown in parentheses after the name of certain of the persons shown below state the current offices and positions held by those persons in the Company's management. Unless otherwise indicated, each such person (either alone or with family members) has been deemed to have authority or dispositive power of the shares listed:

    Name and Address of                              Number of     Percentage of
    Beneficial Owners            Class                Shares          Class(1)

George D'Ambrosio                   Common              471,291(2)        5.74%
  5451 South 1410 East              Series A Preferred 1,192,872(2)      36.62%
  Salt Lake City, Utah              Series B Preferred       -0-            *

FondElec Group, Inc.(3)             Common              2,115,837      25.77%
  333 Ludlow Street                 Series A Preferred    625,126      19.19%
  Stamford, Connecticut             Series B Preferred      -0-           *

Petrolera Argentina San Jorge,S.A   Common               1,500,000      18.27%
  Peron 925 Piso 5(degree)(1038)    Series A Preferred     609,709      18.72%
  Buenos Aires, Argentina           Series B Preferred       -0-          *

Lance D'Ambrosio                    Common                 290,533(4)    3.54%
  (Chief Executive                  Series A Preferred     359,660(4)   11.04%
  Officer, Director)                Series B Preferred        -0-          *
  3276 E. Almira Court
  Salt Lake City, Utah

Paul Gadzinski                       Common                  24,249      *
  (Executive Vice President)         Series A Preferred      17,130(5)   *
  6649 Wintertree Dr.                Series B Preferred         -0-      *
  Riverside, California

Donald Williams(6)                   Common                  855,556      10.42%
  (Vice President, Latin America     Series A Preferred         -0-      *
  Operations, Director)              Series B Preferred      231,490      65.24%
  7 Winter Wheat
  The Woodlands, Texas

E. Andrew Lowe                       Common                   87,328       1.06%
  (Vice President, Finance and       Series A Preferred       34,260(7)    1.05%
  Director                           Series B Preferred          -0-         *
  1590 Sandpoint Drive
  Roswell, Georgia

Anthony Sansone                      Common                    4,850      *
  (Secretary/Treasurer)              Series A Preferred       57,092(8)    1.75%
  3692 South 645 East                Series B Preferred         -0-       *
  Salt Lake City, Utah

George Sorenson(9)                   Common                    14,145      *
  (Director)                         Series A Preferred           -0-      *
  12 Fairgreen Lane                  Series B Preferred           -0-      *
  Old Greenwich, Connecticut

Troy D'Ambrosio                      Common                    33,096      *
  (Director)                         Series A Preferred       199,811     6.13%
  2914 Nila Way                      Series B Preferred          -0-       *
  Salt Lake City, Utah

Gaston Acosta-Rua(10)                Common                        -0-      *
  (Director)                         Series A Preferred            -0-      *
  4 Memory Lane                      Series B Preferred            -0-      *
  Rowaytoa, Connecticut

Jorge Fucaraccio(11)                 Common                        -0-      *
  (Director)                         Series A Preferred            -0-      *
  Peron 925 Piso 5(degree)(1038)     Series B Preferred            -0-      *
  Buenos Aires, Argentina

Peter Schiller (12)                  Common                        -0-      *
  (Director)                         Series A Preferred            -0-      *
  Peron 925 Piso 5(degree)(1038)     Series B Preferred            -0-      *
  Buenos Aires, Argentina

All directors and officers as a      Common                    1,309,757  15.95%
  group (11 persons)(13)             Series A Preferred          667,953  20.51%
                                     Series B Preferred          231,490  65.24%
-----
*Less than 1%

         1 Based on 8,209,900 outstanding shares of Common Stock, 3,257,490 outstanding shares of Series A Preferred Stock and 354,825 outstanding shares of Series B Preferred Stock. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. In accordance with the rules of the Securities and Exchange Commission, each person is deemed to beneficially own any shares issuable upon exercise of share options or warrants held by such person that are currently exercisable or that become exercisable within 60 days after March 31, 1998.

         2 Includes shares held in the name of Mr. D'Ambrosio and held in the name of entities over which Mr. D'Ambrosio has voting and/or beneficial control and for which he does not disclaim beneficial ownership. Also includes shares held by Mr. D'Ambrosio as nominee for a general partnership whose other partner is Mr.
D'Ambrosio's son, Lance D'Ambrosio.

         3 Reflects shares held by FondElec Group, Inc. and its affiliates, including FondElec Essential Services Growth Fund, L.P. and Pegasus Fund, L.P. (collectively, "FondElec"). Includes options to acquire 15,417 Series A Preferred Shares and Warrants to acquire 615,837 common shares. The number of Series A Preferred Shares subject to the option is subject to adjustment if the Company engages in certain fundamental corporate transactions.

         4 Includes shares held in the name of Mr. D'Ambrosio and shares held in the name of entities over which Mr. D'Ambrosio has voting and/or beneficial control and for which he does not disclaim beneficial ownership. Does not include shares held by Mr. D'Ambrosio's father as nominee for a partnership in which Mr. D'Ambrosio is a 50% partner.

         5  Includes options to acquire 17,130 Series A preferred shares.

         6 Mr. Williams is a principal of Caribbean Comunicaciones Group, which holds a portion of the shares of Common Stock and Series B Preferred Stock shown. Mr. Williams does not disclaim beneficial interest in the shares held by Caribbean Comunicaciones Group.

         7  Includes options to acquire 34,260 Series A preferred shares.

         8 Shares shown are held by a limited liability company for which Mr. Sansone acts as managing member. Mr. Sansone does not disclaim beneficial ownership of such shares. Also includes options to acquire 17,130 Series A preferred shares.

         9 Mr. Sorenson is a principal of FondElec. Mr. Sorenson disclaims beneficial interest in the shares held by FondElec.

         10 Mr. Acosta-Rua is a principal of FondElec. Mr. Acosta-Rua disclaims beneficial interest in the shares held by FondElec.

         11 Mr. Fucaraccio is an officer of Petrolera. Mr. Fucaraccio disclaims beneficial interest in the shares held by Petrolera.

         12 Mr. Schiller is an officer of Petrolera. Mr. Schiller disclaims beneficial interest in the shares held by Petrolera.

         13 Includes options to acquire 83,937 Series A Preferred Shares and warrants to acquire 615,837 shares of Common Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF CERTAIN RELEVANT FACTORS

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this report.

Overview

         The Company was formed to provide high quality, low cost, telecommunications services to subscribers in emerging markets outside the United States. The Company owns a 78.14% interest in CVV, which has the right to exploit the network rights held by Centurion in Venezuela. That network currently provides service to approximately 900 subscribers. In addition, the Company has interests in seven other entities that either hold the right to operate wireless telecommunications systems or have the right to manage and exploit wireless telecommunications rights held by other parties: (i) an 8.46% interest in Centurion, the entity that holds the network rights in Venezuela,
(ii) a 94.9% interest in AITS, which holds license and lease rights for the New Zealand network, (iii) a 70% interest in Wireless Guatemala, a corporation which has been formed to acquire and operate network rights in Guatemala, (iv) a 100% interest in TISA, a corporation that has the right to manage and operate a network in Costa Rica, (v) a 90% interest in Wireless Panama, which will act as the operating company for the network in Panama, (vi) an 80% interest in WCIA, which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in TWTV, a corporation that holds network rights and a lease transmitter in Park City, Utah. The Company also owns a 45% interest in LatinCom, Inc. ("LatinCom"), a Delaware corporation that was formed for the purpose of investing in future wireless telecommunications projects in Peru, Mexico and Brazil. With the exception of the Company's 78.14% interest in CVV, none of the entities in which the Company has an interest (or for which it holds management rights) constitutes an operating wireless telecommunications system.

         With the exception of the Company's interest in CVV, the Company's current investments consist of non-operating wireless projects or channel right groupings in under-developed countries. Those projects typically have neither cash flow nor revenue to support operating costs, working capital or capital expenditures. In addition, when any such projects become operational, and to the extent they generate positive cash flow, the continuing capital investment required to satisfy the requirements of those projects (as well as increasing operating expenses and working capital requirements) typically result in little or no excess funds being available for distribution to shareholders. As a result, the Company anticipates that its operating company and development stage companies will not pay any cash dividends or other cash distributions to the Company in the near future.

         Since its inception, the Company has sustained net losses and negative cash flow, due primarily to start-up costs, expenses and charges for depreciation and amortization of capital expenditures and intangible assets and other costs related to its acquisition and development of its wireless communications systems and license rights. The Company expects to continue to experience negative cash flow through at least 1999, and may continue to do so after it develops and expands its wireless communications systems, even if individual systems of the Company become profitable and generate positive cash flow.

Accounting Treatment

         The Company's assets consist primarily of two groups -- those assets the Company acquired as a result of the Separation, and those it acquired in its transaction with TIC. As a result of the TIC transaction, the former shareholders of TIC obtained (as of February 4, 1997) approximately 87.7% of the voting power of the combined companies on a common share equivalent basis. Accordingly, in conformance with generally accepted accounting principles ("GAAP"), the merger has been accounted for as a "reverse acquisition." Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (the date of TIC's inception) through December 31, 1997 are the financial statements of TIC and differ from the consolidated financial statements of Wireless Cable & Communications, Inc. and its subsidiaries as previously reported. The consolidated financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through December 31, 1997 and of Wireless Cable & Communications, Inc. and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to December 31, 1997.

Results of Operations

         Year ended  December 31, 1997  compared to the year ended  December 31,
1996

         For the year ended December 31, 1997, the Company had revenues of $40,186 from the multi-channel video services provided in Caracas, Venezuela by CVV, which manages the Venezuelan network. In accordance with GAAP, the revenues and expenses for CVV are reported for the period August 15, 1997 (the date the Company acquired its initial 68.14% interest in CVV) to December 31, 1997. Prior to 1997, the Company did not have revenues. The cost of service for CVV's revenues was $165,048 for the year ended December 31, 1997.

         Operating expenses for the year ended December 31, 1997 were $3,791,607 compared to $399,620 for 1996, for an increase of $3,391,987. This increase was primarily due to stock option compensation expense and professional fee expense incurred by the Company in 1997 for options granted below fair value, an increase in general and administrative and professional fees related to the acquisition of the Company's Venezuelan network rights and the Petrolera Transaction and FondElec Transaction, and the depreciation, amortization and lease expense from the Company's New Zealand assets and the Venezuelan assets. The Company's operating loss was $3,916,469 for the year ended December 31, 1997, compared to $399,620 for the year ended December 31, 1996.

         Interest income for the year ended December 31, 1997 was $116,367. The Company had no interest income during 1996. Interest expense increased $784,255 from $22,948 for the year ended December 31, 1996 to $807,203 for the year ended December 31, 1997. The increase was due primarily to additional interest expense incurred by the Company under the Notes, which were repaid in November 1997, and the Warrants, which were issued at a price below fair value.

         Minority interest in loss of subsidiaries was $13,011 for the year ended December 31, 1997 and related to the Company's New Zealand subsidiary, AITS. There was no minority interest prior to 1997.

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1997 was $4,594,294, compared to $422,568 for 1996, for an increase of $4,171,726.

         Year ended  December 31, 1996  compared to the year ended  December 31,
1995

         The Company had no revenues or cost of service during 1996 or 1995.

         Operating expenses and operating losses for the year ended December 31, 1996 were $399,620, compared to $168,719 for 1995, for an increase of $230,901.
The increase was due primarily to an increase in general and administrative expenses and professional fees incurred by the Company in conjunction with the Company's negotiation of certain contracts relating to the networks.

         Interest expense increased $11,896 from $11,052 for the year ended December 31, 1995 to $22,948 for the year ended December 31, 1996. The increase in interest expense was due primarily to additional interest expense relating to the Company's borrowings from Bridgeport. See "Certain Relationships and Related Transactions."

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1996 was $422,568, compared to $179,771 for 1995, for an increase of $242,797.

Liquidity and Capital Resources

         Since inception, the Company has funded its cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund the Company's investments in and acquisition of start-up network operations, to provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new business opportunities. The Company's foreign subsidiary interests have been financed by the Company through a combination of equity investments and shareholder loans.

         As of December 31, 1997, the Company had current assets of $6,455,282, compared to $23,680 as of December 31, 1996, for an increase of $6,431,602. The increase in current assets was primarily due to an increase in cash as a result of the Petrolera Transaction, and the acquisition of the CVV and Wireless Cable & Communications, Inc.'s assets.

         The Company had current liabilities of $1,961,413 as of December 31, 1997 compared to $438,557 as of December 31, 1996, for an increase of $1,522,856. The increase in current liabilities was due to the assumption by the Company of the current liabilities of CVV and Wireless Cable & Communications, Inc. Long term debt increased $899,090 from $231,570 at December 31, 1996 to $1,130,660 at December 31, 1997. The increase was due primarily to the assumption by the Company of Wireless Cable & Communications, Inc.'s note payable to TTI, and the related accrued interest.

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At December 31, 1997, the Company had cash and cash equivalents of $6.2 million. On February 25, 1998, the Company received an additional $4.9 million in conjunction with the FondElec Transaction.

         The cash flow generated by the Company's operations and projected network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Nevertheless, the Company believes that its cash and cash equivalents, together with the anticipated cash flow from the operations it brings on line, will be sufficient to cover the Company's operating expenses through 1999.

         If the Company elects to provide voice or video services using its networks, the Company's current sources of funds are insufficient to fund the buildout and launch of those service capabilities. The ability of the Company to provide these services will be dependent upon the Company obtaining substantial additional sources of funds to finance these projects. While the Company believes that it may be able to obtain financing for new voice and video launches through additional equity or debt financing or otherwise, no assurances can be given that any such financing will be available, or that the Company would be able to obtain any such financing on favorable terms.

The Year 2000 Issue

         The year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the data has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanisim including data sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company is converting its financial systems to year 2000 compliant systems. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century.

PART 2.

                MARKET FOR EQUITY AND RELATED SHAREHOLDER MATTERS

         There has been no established public market for the Common Stock, Series A Preferred Stock, or Series B Preferred Stock of the Company. The Company cannot predict the effect, if any, that future sales of shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, or the availability of such shares for sale, will have at any market price prevailing from time to time on the Company's equity securities. Future sales of substantial amounts of stock (whether common or preferred) could adversely affect any prevailing market prices of the Company's outstanding equity securities.

         All of the currently issued and outstanding shares of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock were issued by the Company in transactions which the Company believes did not involve unregistered public offerings. The 3,500,000 shares of Common Stock issued in connection with the Separation and the Series A Preferred Stock issued in connection with the TIC Transaction are "restricted securities" but are eligible for sale in the public market subject to the volume, affiliate, timing and manner of sale limitations of Rule 144 promulgated under the Securities Act of 1933, as amended. The remaining Series A Preferred Stock and Series B Preferred Stock outstanding are currently "restricted securities," as that term is defined in the federal securities laws, and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom. All or a portion of the restricted shares may in the future become eligible for sale in the public market place in reliance on Rule 144, subject to volume, affiliate, timing and manner of sale or other restrictions contained therein.

         The Company previously issued the Warrants, which were not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The Warrants constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or disposed of in connection with an exemption therefrom.

         As of the date hereof, there are approximately 430 holders of the outstanding shares of the Company's Common Stock, 12 holders of the outstanding shares of the Company's Series A Preferred Stock and 9 holders of the shares of outstanding Series B Preferred Stock. The Company has not declared or paid any cash dividends on any class of its equity securities. The Company does not anticipate paying dividends on its equity securities in the near future.

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

                               REPORTS ON FORM 8-K

         None

PART F/S

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

         Item                                                               Page

Independent Auditors' Report ..............................................  57

Consolidated Balance Sheets ...............................................  58

Consolidated Statements of Operations .....................................  59

Consolidated Statements of Stockholders' Equity ...........................  60

Consolidated Statements of Cash Flows .....................................  61

Notes to Consolidated Financial Statements ................................  62

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wireless Cable & Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Wireless Cable & Communications, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period from September 27, 1994 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period from September 27, 1994 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 1, on January 31, 1997, the Company entered into a transaction which was recorded as a reverse acquisition.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
April 14, 1998

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------

                                                                             1997                 1996
                                                                       ---------------      ----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................................   $  6,171,515    $      8,902
    Accounts Receivable - net ...........................................          9,754            --
    Due from affiliaties ................................................         36,950            --
    Inventory ...........................................................         32,074            --
    Prepaid license fees (Notes 2 and 4) ................................        186,982          14,778
    Other current assets ................................................         18,007            --
                                                                            ------------    ------------
                    Total current assets ................................      6,455,282          23,680
INVESTMENT IN CENTURION (Note 2) ........................................        845,955            --
EQUIPMENT - net (Notes 2 and 5) .........................................        421,944            --
LICENSE RIGHTS - net (Note 4) ...........................................        807,167            --
CONTRACT RIGHTS - net (Notes 2 and 3) ...................................      8,916,587            --
OTHER ASSETS ............................................................         42,171            --
                                                                            ============    ============
TOTAL ASSETS ............................................................   $ 17,489,106    $     23,680
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ............................   $    640,164    $    438,557
    Note payable (Note 11) ..............................................        350,000            --
    Accrued license lease fees (Note 4) .................................        121,621            --
    Accrued consulting fees (payable to related party, Note 6) ..........        100,000            --
    Due to affiliates (Note 6) ..........................................        709,558            --
    Customer deposits ...................................................         40,070            --
                                                                            ------------    ------------
                    Total current liabilities ...........................      1,961,413         438,557
LONG-TERM LIABILITIES:
    Long-term debt (owed to related party, Note 6) ......................      1,130,660         231,570
MINORITY INTEREST IN SUBSIDIARIES (Note 1) ..............................         18,067            --
                                                                            ------------    ------------
                    Total liabilities ...................................      3,110,140         670,127
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 8, and 11)
STOCKHOLDERS' EQUITY (Notes 1 and 9):
    Series "A" Preferred stock; $0.01 par value; 4,250,000 shares authorized: 2,938,355 and 0 shares issued and outstanding in 1997
        and 1996, respectively (10-1 liquidation preference over common)          29,384            --
    Series "B" Preferred stock; $0.01 par value; 750,000 shares authorized: 354,825 and 0 shares issued and outstanding
        in 1997 and 1996, respectively ..................................          3,548            --
    Common stock; $0.01 par value; 15,000,000 shares authorized:
        6,108,132 and 1,500,000 shares issued and outstanding in
        1997 and 1996, respectively .....................................         61,081          15,000
    Additional paid-in capital ..........................................     19,540,694            --
    Deficit accumulated during the development stage ....................     (5,255,741)       (661,447)
                                                                            ------------    ------------
                    Total stockholders' equity (deficit) ................     14,378,966        (646,447)
                                                                            ------------    ------------
                                                                            ============    ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 17,489,106    $     23,680
                                                                            ============    ============


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                               September 27,
                                                                                                               1994 (Date of
                                                                                                               Inception) To
                                                                  December 31,   December 31,    December 31,   December 31,
                                                                     1997            1996            1995            1997
                                                                 ------------   -------------   -------------   -------------

REVENUES ...................................................   $     40,186    $       --     $        --            40,186
COST OF SERVICE ............................................        165,048            --              --           165,048
                                                               ------------    ------------    ------------    ------------
GROSS MARGIN ...............................................       (124,862)           --              --          (124,862)
OPERATING EXPENSES:
    Professional fees (Note 10) ............................        873,052         176,488          28,466       1,097,195
    Depreciation and amortization (Notes 2, 4 and 5) .......        619,182            --              --           619,182
    Leased license expense (Note 4) ........................        116,161            --              --           116,161
    General and administrative .............................      1,220,474         223,132         140,253       1,622,635
    Stock option compensation expense (Note 10) ............        962,738            --              --           962,738
                                                               ------------    ------------    ------------    ------------
                   Total ...................................      3,791,607         399,620         168,719       4,417,911
                                                               ------------    ------------    ------------    ------------
OPERATING LOSS .............................................     (3,916,469)       (399,620)       (168,719)     (4,542,773)
OTHER INCOME AND EXPENSES:
    Interest income ........................................        116,367            --              --           116,367
    Interest expense (Notes 6 and 8) .......................       (807,203)        (22,948)        (11,052)       (842,346)
                                                               ------------    ------------    ------------    ------------
                   Total ...................................       (690,836)        (22,948)        (11,052)       (725,979)
                                                               ------------    ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST ..........................     (4,607,305)       (422,568)       (179,771)     (5,268,752)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES (Note 1) .........         13,011            --              --            13,011
                                                               ------------    ------------    ------------    ------------
NET LOSS ...................................................   $ (4,594,294)   $   (422,568)   $   (179,771)   $ (5,255,741)
                                                               ============    ============    ============    ============

Net loss per basic and diluted common share.................   $   (0.16)       $   (0.28)     $     (0.12)
                                                               ============    ============    ============

Weighted-average common shares
    Basic ..................................................     27,897,803       1,500,000       1,500,000
                                                                ============    ============    ============
    Diluted ................................................     29,559,350       1,500,342       1,500,000
                                                                ============    ============    ============



* Retroactively restated for the adoption of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings
    Per Share," effective December 31, 1997.


See notes to consolidated financial statements

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                      Series "A" Preferred Stock Series "B" Preferred Stock  Common Stock                Accumulated
                                        ----------------------   ---------------------   --------------------- Additional During the
                                        ----------  ----------   ----------  ---------   ----------  ---------  Paid-in  Development
                                         Shares      Amount       Shares      Amount      Shares      Amount     Capital     Stage
                                        ----------  ----------   ----------  ---------   ----------  --------- -----------  -------

Issuance of TIC stock
 to TIC shareholders
    on September 27, 1994 .............                                                   1,500,000  15,000

Net loss for the period
 from September 27, 1994
  (date of inception)
 to December 31, 1994 .................                                                                                  $ 59,108)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1994 ............                                                   1,500,000  15,000               (59,108)

Net loss for the year
 ended December 31, 1995 ..............                                                                                   (179,771)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------
BALANCE, DECEMBER 31, 1995 ............                                                   1,500,000  15,000               (238,879)

Net loss for the year
 ended December 31, 1996 ..............                                                                                   (422,568)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1996 ............                                                   1,500,000  15,000               (661,447)

Reverse acquisition of TIC:
    Exchange of TIC
      common shares for WCCI
    Series "A" Preferred shares .......    2,397,732    23,977                           (1,500,000) (15,000)    (8,977)

    Addition of WCCI common stock .....                                                   3,645,833   36,458     50,532

Exchange of CVV common stock
 for WCCI common shares and
  Series "B" Preferred shares (Note 3)                           354,825      3,548       1,577,000   15,770  7,077,182

Issuance of WCCI common stock
 and Series "A" Preferred
   shares for cash (Note 11) ..........      526,331     5,264                              800,305    8,003   9,986,733

Issuance of warrants
   below fair value ...................                                                                         657,143

Issuance of WCCI common stock
   and Series "A" Preferred
    shares for cash (Note 11) .........       14,292       143                               84,994      850    299,007

Issuance of options
   for common shares and
    Series "A" Preferred
     shares below fair value ..........                                                                       1,479,074

Net loss for the year
  ended December 31, 1997 .............                                                                                  (4,594,294)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1997 ............    2,938,355   $29,384     354,825   $  3,548    6,108,132   61,081  19,540,694  (5,255,741)
                                         ===========   =======  ==========   ========   ==========   ======  ==========  ==========


See notes to consolidated financial statements.

Wireless Cable & Communications, Inc.
Cumulative Weighted Average Share Calculation

Basic:
                                                           Number         Days          Weighted
Description                                   Date         of CSE       Outstanding    Calculation
----------------------------------------    ----------   ------------   ----------   ----------------

Beginning common
  stock equivalents                         12/31/95      1,500,000          366       549,000,000
                                                                                      --------------

                                                                                        549,000,000
                                                                                     /          366
                                                         ------------                --------------
Weighted average CSE
  outstanding for the
   year ended December 31, 1996             12/31/96       1,500,000                      1,500,000
                                                         ============                ==============

Beginning common
  stock equivalents                                         1,500,000       365         547,500,000
Reverse acquisition of assets
    Common shares canceled                    2/4/97       (1,500,000)      330        (495,000,000)
    Common shares issued                      2/4/97        3,645,833       330       1,203,124,890
    Series "A" preferred
      shares issued                           2/4/97       23,977,320       330       7,912,515,600
Acquisition of assets
    Common shares issued                      8/15/97       1,577,000       138         217,626,000
    Series "B" preferred
     shares issued                            8/15/97         354,825       138          48,965,850
Issuance of common stock
   and Series "A"
        Preferred Stock                       8/31/97       6,063,615       122         739,761,030
Issuance of common stock
   and Series "A"
        Preferred Stock                      11/25/97          227,914       36           8,204,904
                                                                                     --------------

                                                                                     10,182,698,274
                                                                                     /          365
                                                           ------------              --------------
Weighted average CSE
   outstanding for the
   year ended December 31, 1997               12/31/97      35,846,507                   27,897,803
                                                           ============              ==============

Diluted:
                                                           Number         Days          Weighted
Description                                   Date         of CSE       Outstanding    Calculation
----------------------------------------    ----------   ------------   ----------   ----------------

Beginning common stock
  equivalents                                12/31/95       1,500,000      366          549,000,000
Common stock options
   granted                                   12/31/96         125,000      1                125,000
                                                                                     ----------------

                                                                                         549,125,000
                                                                                   /             366
                                                         ------------                ----------------
Weighted average CSE
   outstanding for the
   year ended December 31, 1996              12/31/96       1,625,000                       1,500,342
                                                         ============                 ================

Beginning common stock
  equivalents                                              1,625,000       365             593,125,000
Reverse acquisition of assets
        Common shares canceled               2/4/97       (1,500,000)      330            (495,000,000)
        Common shares issued                 2/4/97        3,645,833       330            1,203,124,890
        Series "A" preferred
         shares issued                       2/4/97       23,977,320       330            7,912,515,600
        Common options canceled              2/4/97        (125,000)       330              (41,250,000)
        Series "A" preferred
         options granted                     2/4/97        1,353,280       330              446,582,400
Issuance of options                         3/31/97           50,000       275               13,750,000
Issuance of options                         7/31/97            2,500       153                  382,500
Acquisition of assets
        Common shares issued                8/15/97        1,577,000       138              217,626,000
        Series "B" preferred
         shares issued                      8/15/97          354,825       138               48,965,850
Issuance of common stock
   and Series "A"
   Preferred Stock                          8/31/97        6,063,615       122              739,761,030
Issuance of warrants                        8/31/97        1,161,016       122              141,643,952
Issuance of common stock
   and Series "A"
   Preferred Stock                         11/25/97          227,914        36                8,204,904
                                                                                       ----------------

Subtotal                                                                                 10,789,432,126
Less FAS No. 128
  Treasury Method Adjustment                                                                   (269,496)
                                                                                        ----------------

                                                                                          10,789,162,630
                                                                                      /              365
                                                         ------------                   ----------------
Weighted average CSE
  outstanding for the
  year ended December 31, 1997             12/31/97        38,413,303                         29,559,350
                                                         ============                   ================


Note:   CSE = Common stock equivalent on a voting basis.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996  AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                           September 27,
                                                                                                           1994 (Date of
                                                                                                           Inception) To
                                                                    December 31, December 31, December 31,  December 31,
                                                                        1997        1996         1995           1997
                                                                    ------------  ----------   ---------   -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss ......................................................$   (4,594,294)  (422,568) $ (179,771)  $  (5,255,741)
  Adjustments to reconcile net loss to net cash used in
     development activities:
        Depreciation and amortization ...........................       619,182       --          --          619,182
        Minority interest in loss of subsidiaries ...............       (13,011)      --          --          (13,011)
        Issuance of stock options below fair value ..............     1,479,074       --          --        1,479,074
        Issuance of warrants below fair value ...................       657,143       --          --          657,143
        Change in assets and liabilities,
           net of effects from CVV acquisition:
           Accounts receivable ..................................           959       --          --              959
           Prepaid license fees .................................       (11,769)   (13,778)      9,000        (11,769)
           Inventory ............................................        33,225       --          --           33,225
           Other current assets .................................        40,444       --        (1,000)        40,444
           Other receivables ....................................       232,323       --          --          227,646
           Other assets .........................................         1,258       --          --           (8,844)
           Accounts payable and accrued liabilities .............      (287,889)      --          --           (4,045)
           Other payable ........................................      (198,142)   195,206      80,526       (198,142)
           Accrued license lease fees ...........................        12,223       --          --           12,223
           Customer deposits ....................................           317       --          --              317
                                                                      ---------- ---------   ------------   -----------
              Net cash used in development activities ...........    (2,028,957)  (241,140)    (91,245)    (2,421,339)
                                                                      ---------- ---------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Centurion .......................................      (805,955)      --          --         (805,955)
  Reverse acquisition of WCCI ...................................        56,582       --          --           56,582
  Acquisition of CVV (net of cash acquired) .....................      (387,318)      --          --         (387,318)
  Purchase of minority interest in CVV ..........................      (800,000)      --          --         (800,000)
  Purchases of equipment ........................................      (128,779)      --          --         (128,779)
                                                                      --------   ---------   ------------   -----------
             Net cash used in investing activities ..............    (2,065,470)      --          --        (2,065,470)
                                                                      ---------- ---------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........................     1,967,945       --        15,000      1,982,945
  Proceeds from issuance of Series A preferred stock ............     8,332,055       --          --        8,332,055
  Proceeds from related party borrowings ........................       919,333    235,033      88,515      1,305,617
  Payments on related parties borrowings ........................      (962,293)      --          --         (962,293)
  Proceeds from promissory notes ................................     2,300,000       --          --        2,300,000
  Payments on promissory notes ..................................    (2,300,000)      --          --       (2,300,000)
                                                                    ------------ ---------   ------------   -----------
              Net cash provided by financing activities .........    10,257,040    235,033     103,515     10,658,324
                                                                    ------------ ---------   ------------   -----------

NET INCREASE (DECREASE) IN CASH .................................     6,162,613     (6,107)     12,270      6,171,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................         8,902     15,009       2,739           --
                                                                      --------   ---------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $6,171,515 $  8,902    $   15,009   $ 6,171,515
                                                                     ========   =========   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ........................    $  30,996   $    --     $    --          30,996
                                                                     ========   =========   ============   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES:
 Acquisition of CVV (Note 3):

  Fair value of assets acquired,
  including intangible contract rights
     and equipment (net of cash acquired) .......................  $  8,485,740
  Fair value of liabilities assumed .............................    (1,001,922)
  Common stock issued ...........................................    (3,548,250)
  Series B Preferred stock issued ...............................    (3,548,250)
                                                                     ===========
        Net cash paid ...........................................  $    387,318
                                                                    ============
See Notes 1 and 11 to consolidated financial statements for
other stock transactions and non-cash activities.

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS COMBINATION

         Business Description - Wireless Cable & Communications, Inc. ("WCCI") was formed to provide high quality, low cost, data, telephony and multi-channel video services to subscribers in emerging markets outside the United States. WCCI owns a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela that currently provides service to approximately 900 subscribers. In addition, the Company has interests in seven other entities that either hold the right to operate wireless telecommunications systems or have the right to manage and commercialize wireless telecommunications rights held by other parties:
         (i) an 8.46% interest in Centurion Comunicaciones, S.A. ("Centurion"), the entity that holds the LMDS rights in Venezuela, (ii) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights for a multi-point video distribution service ("MVDS") and four multi-channel, multi-point distribution service ("MMDS") channels in three new Zealand cities,
         (iii) a 70% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which has been formed to acquire and operate LMDS rights in Guatemala, (iv) a 100% interest in Sociedad Television Interactiva, S.A. ("TISA"), a corporation that has the right to manage and operate an LMDS system in Costa Rica, (v) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which will act as the operating company for an LMDS system in Panama, (vi) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels in a lease transmitter in Park City, Utah. The Company also owns a 45% interest in LatinCom, Inc. ("LatinCom"), a Delaware corporation that was formed for the purpose of investing in future wireless telecommunications projects in Peru, Mexico and Brazil. With the exception of the Company's 78.14% interest in CVV, none of the entities in which the Company has an interest (or for which they hold management rights) constitute operating wireless telecommunications systems.

         Organization - On January 31, 1997, WCCI entered into a transaction with Telecom Investment Corporation ("TIC"), pursuant to which TIC merged with a newly formed wholly-owned subsidiary of WCCI, NewWCCI, Inc. (the "Merged Companies" or the "Company"). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 2,397,732 shares of WCCI's newly designated Series "A" Preferred Shares and legally TIC became a wholly-owned subsidiary of WCCI. As a result of the merger, the former shareholders of TIC obtained approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis (as of February 4, 1997). Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for accounting purposes. Accordingly, the merger has been accounted for as a "reverse acquisition" whereby TIC is considered to have acquired (as of February 4, 1997) an 87.7% interest on a common share equivalent basis in WCCI using the purchase method. However, WCCI remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

         Consistent with the reverse acquisition accounting treatment, the financial statements presented for the period from September 27, 1994 (date of TIC inception) through December 31, 1997 are the financial statements of TIC and differ from the consolidated financial statements of WCCI and its subsidiaries as previously reported. The consolidated financial statements presented include the operations of TIC for the period from September 27, 1994 (date of TIC inception) through December 31, 1997 and of WCCI and its subsidiaries for the period February 4, 1997 (effective date of the acquisition) to December 31, 1997.

         Generally accepted accounting principles require that the assets and liabilities of WCCI (the legal acquirer) be recorded at fair value at the date of the merger. Based on management's estimates, the fair value of WCCI is not significantly different than its book carrying value. Therefore, the assets and liabilities of WCCI have been recorded at their carryover book value as of February 4, 1997 (the effective date of the merger) to reflect the reverse acquisition of WCCI as follows:

           Current assets (including cash of $56,582)   $   217,017
           License rights ...........................       913,500
           Equipment (net)
           Other long term assets ...................           217
           Current liabilities ......................       577,347
           Long-term debt ...........................      (463,191)
           Minority interest ........................    (1,126,823)
                                                            (31,077)
                                                        ===========
           Stockholders' equity (net) ...............   $    86,990
                                                        ===========

         Pro forma consolidated results of operations of TIC, including WCCI and subsidiaries from the date of merger, as though the reverse acquisition had occurred at the beginning of the periods presented are $4,640,937, $1,005,584, and $6,159,643 of net loss for the years ended December 31, 1997 and 1996 and for the period from September 27, 1994 (date of TIC inception) to December 31, 1997 (the development stage), respectively.

         Historical Background - WCCI was originally formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc., a Pennsylvania corporation ("TTI"). Under the terms of a business separation (the "Separation"), TTI agreed to form a new corporation (WCCI) to hold the separated business assets.

         In order to complete the Separation, on August 1, 1995, WCCI issued 3,500,000 shares of its common stock, par value $.01 per share, to TTI in exchange for TTI's interest in AITS, TWTV and certain other miscellaneous assets with a carrying value of approximately $946,662 (which represents the historical cost of those assets to TTI). The carrying values of the TWTV and AITS assets were $4,118 and $1,278,451, respectively. Upon its receipt of WCCI's shares of common stock, TTI immediately transferred the shares in WCCI to an escrow agent to be held for the benefit of TTI's shareholders of record on August 1, 1995 on a non-pro rata basis, with the management and principal shareholder of TTI relinquishing a portion of their shares in WCCI in favor of the TTI public shareholders. The distribution of the 3,500,000 shares to TTI's shareholders was delayed until WCCI and TTI complied with certain requirements of the federal securities laws, including the filing by WCCI of a registration statement on Form 10-SB under the Securities Exchange Act of 1934. WCCI's Form 10-SB became effective December 30, 1996. In general, the public shareholders received approximately 1.6 shares of WCCI's common stock for each 10 shares of TTI common stock they held on August 1, 1995.

         Basis of Presentation - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Since its inception, the Company has sustained net losses and negative cash flow, due primarily to start-up costs, expenses, and charges for depreciation and amortization of capital expenditures, intangible assets and other costs relating to its acquisition and development of its wireless telecommunication systems. The Company expects to continue to experience negative cash flow through at least 1999, and may continue to do so thereafter while it develops and expands its wireless telecommunications systems, even if individual systems of the Company become profitable.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of  Consolidation - The  consolidated  financial  statements
         include  the   accounts   of  the   Company   and  its   majority-owned
         subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         Foreign Currency Translation - All of the Company's subsidiaries, except for CVV, operate using the local currency as the functional currency. Accordingly, all assets and liabilities of these subsidiaries, except for CVV, are translated at current exchange rates at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustments were not significant, but otherwise would have been recorded as a separate component of stockholders' equity.

         Because the Venezuelan bolivar is considered a highly inflationary currency, CVV uses the U.S. dollar as the functional currency.
         Accordingly, assets and liabilities are translated at period-end exchange rates, except for inventories and property, plant and equipment, which are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period, except for costs related to balance sheet items, which are held and translated at historical rates. Foreign currency translation gains and losses are included in expenses as they are incurred and were not material for the period ended December 31, 1997.

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

         Recognition of Revenues, Costs and Expenses - Revenues for telecommunications services are recognized in the period during which the services are provided. Costs and expenses are recorded on the accrual basis.

         Inventories - Inventories of cables and other subscriber installation supplies are stated at the lower of average cost or market.

         Prepaid License Lease Fees - Prepaid license lease fees are prepayments of annual license or lease fees relating to the Company's license rights.

         Investment in Centurion - The Company uses the cost method of accounting for its investment in Centurion as it holds less than 20% of the voting shares of the other entity and where the Company does not exercise significant influence. As of December 31, 1997, the Company had invested a total of $845,955 for an 8.46% interest in Centurion (see Notes 1, 3 and 11).

         Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the expected useful life of the assets as follows:

                                              Life in years
                     Subscriber equipment      2 - 3 years
                     Machinery and equipment   2 - 5 years
                     Furniture and equipment   1 - 5 years
                     Vehicles and tools        1 - 5 years

         Net Loss Per Common Share- Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and retroactively restated its net loss per common share for all periods presented, to conform with the statement. Accordingly, net loss per common share is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalent on a voting basis for the Series "A" and Series "B" preferred stock outstanding, and the diluted method, which includes the dilutive common shares and Series "A" preferred shares from stock options and warrants, as calculated using the treasury stock method. The difference between the Company's basic and diluted net loss per common share is not signifcant.

         Income Taxes - The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

         Contract Rights - Contract rights represent the estimated fair value of certain exclusive agreements. As of December 31, 1997, the Company had contract rights, net of amortization, of $8,166,587 in CVV and $750,000 in TISA. The contract rights are being amortized over the remaining term of these exclusive agreements, or seven years. Amounts charged to expense for the amortization of these contract rights were $411,475 in 1997.

         Long-Lived Assets - The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized asset balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

         Fair Value of Financial Instruments - The Company's financial instruments, when valued using market interest rates, are not materially different from the amounts presented in the consolidated financial statements.

         New Accounting Standards - In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, and its components (revenues, expenses, gains and losses), in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassifications of financial statements for earlier periods provided for comparative purposes are required. The impact on the Company of the adoption of SFAS No. 130 has not yet been fully determined.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 could result in additional disclosures, but is not expected to have a material impact on the Company's operations or financial condition.

3.       ACQUISITION OF CVV

         On November 8, 1996, WCCI, acting as an agent for TIC, entered into an agreement under which WCCI executed an option to acquire all of the stock of CVV (the "Option Agreement"). The option term was originally through March 31, 1997, but was extended by CVV (on behalf of the shareholders of CVV and pursuant to the terms of the Option Agreement) through August 15, 1997. CVV is a Venezuelan corporation which has entered into an agreement with Centurion to market and commercialize the LMDS frequencies within the country of Venezuela.

         On July 24, 1997 and August 13, 1997, WCCI executed amendments to the Option Agreement whereby CVV, as contemplated by the Option Agreement, amended the terms of the contract between WCCI and two of the principal shareholders (who collectively held approximately 68.14% of the total outstanding shares of CVV). Under the terms of the amendment, WCCI agreed to pay and deliver $200,000 in cash, 1,577,000 shares of WCCI's common stock, 354,825 shares of WCCI's newly designated Series "B" Preferred Shares and a promissory note in the amount of $200,000. The promissory note accrued interest at the rate of 6.75% per annum. On August 15, 1997, WCCI completed the purchase of 68.14% of the outstanding shares of CVV. On December 2, 1997, WCCI paid in full the $200,000 promissory note along with $4,403 of accrued interest.

         The Company and the shareholders of CVV also executed an escrow agreement under which the shareholders of CVV deposited 266,667 shares of the Company's common stock and 40,000 shares of the Company's Series "B" Preferred Stock, representing a portion of the consideration for the transaction, with an escrow agent in order to provide the Company with security for the performance of the obligations and the veracity of the representations contained in the Option Agreement. The escrow agreement terminates upon the latter of August 18, 2000 or final disposition of any claims by WCCI.

         On August 1, 1997, WCCI and the remaining shareholder of CVV entered into an additional amendment to the Option Agreement whereby WCCI agreed to purchase an additional 10% of the total outstanding shares of CVV for $800,000 in cash. On November 21, 1997, WCCI and the remaining shareholder of CVV completed the purchase of an additional 10% of the total outstanding shares of CVV and entered into an additional three-year option agreement to purchase the remaining shares of CVV not held by WCCI for $2,000,000. WCCI paid and expensed $50,000 for the first twelve months of the option and can pay an additional $50,000 annually to extend the option through November 2000.

         The allocation of the $7,496,500 purchase price for the purchase of 68.14% of CVV was as follows:

            Fair value of assets acquired
                     Current assets                     $   279,071
                     Non-current assets                   8,219,351
            Fair value of current liabilities assumed    (1,001,922)
                                                        ===========
                                                        $ 7,496,500
                                                        ===========

         The  following  pro  forma  information  reflects  the  results  of the
         Company's  operations  as if the CVV  acquisition  had  occurred at the beginning  of  the  periods  presented,  adjusted  for  the  effect  of recurring charges related to the acquisition, primarily the amortization of intangible contract rights and a reduction of depreciation expense due to the write-down to fair value of fixed assets.

                                                     Years Ended December 31,
             Pro forma results                      1997                 1996
                                                    ----                 ----
               Revenue                        $    123,716    $      26,993
               Net loss                       $ (4,942,538)   $    (585,611)
               Net loss per common share      $      (0.18)   $       (0.17)
                  (basic method)
               Net loss per common share      $       (0.17)  $       (0.17)
                  (diluted method)

         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the combined companies.

4.       NEW ZEALAND LEASE AND LICENSE AGREEMENTS

         The Company has certain lease and license agreements for MMDS and MVDS channels and frequencies within New Zealand. Each license is for a specified number of channels and frequencies for a specified length of time. The licenses were obtained from TTI through the Separation and are recorded at TTI's historical cost.

         The Company has two operative license agreements relating to four MMDS channels in New Zealand. The first license is for two channels and consists of an eight-year lease, with annual payments denominated in New Zealand dollars which are subject to foreign exchange risk. The license agreement expires March 1, 2001 with an option to renew the lease for an additional four years. The second license is for two channels and consists of a ten-year lease expiring September 30, 2004. Both licenses provide for extensions to the initial terms, although there can be no assurance the licenses will be renewed. The contractual amounts of this license are denominated in New Zealand dollars which are subject to foreign exchange risk.

         The Company is obligated to make the following annual future minimum lease payments relating to four channels in New Zealand which have been converted to U.S. dollars using the December 31, 1997 exchange rate of $0.51:

          Year ending December 31:
          1998                        $    91,965
          1999                             51,965
          2000                             51,965
          2001                             51,965
          2002                             51,965
          2003 and thereafter              68,420
                                      ===========
          Total future lease payments  $  368,245
                                      ===========


         License rights are amortized using the straight-line method over the life of the leases ranging from eight to twelve years. Accumulated amortization on the license rights was $106,333 at December 31, 1997. Total leased license expense was $116,161 for 1997 of which $60,665 related to the MMDS channels. The remaining amount of leased license expense in the amount of $55,496 relates to rights to MVDS frequencies. The Company is required to make certain license lease fee payments annually for these MVDS leases which are generally paid in advance.

5.       EQUIPMENT

         At December 31, 1997, equipment consisted of the following:

                  Subscriber equipment              $ 270,719
                  Machinery and equipment             183,717
                  Furniture and equipment              37,702
                  Vehicles and tools                   15,026
                                                    ---------
                                                      507,164
                  Less - accumulated depreciation     (85,220)
                                                    =========
                                                    $ 421,944
                                                    =========

6.       RELATED PARTY TRANSACTIONS

         WCCI entered into an agreement with TTI wherein, at TTI's sole discretion, the Company was allowed to borrow from TTI up to $1,000,000 for the purpose of facilitating the operation, build-out, and maintenance of the Company's business operations. Interest on any outstanding balance accrues at 8% per annum with the principal and interest becoming due and payable in full on August 1, 2001. As of December 31, 1997, $996,707 plus accrued interest of $133,953 was outstanding on the loan.

         In connection with the merger with TIC, WCCI assumed a note in the amount of $180,281 due to an entity controlled by the father of the president of WCCI. The note agreement is dated January 1, 1997, is due on demand and bears interest at the rate of 12%. As of December 31, 1997, $138,129 plus accrued interest of $50,820 was outstanding on the loan. WCCI also assumed a services agreement dated January 1, 1997 under which an entity owned by the father of the president of WCCI will provide consulting services to TIC in exchange for fees equal to the greater of $250,000 per year (except the first year minimum payment is $150,000) or 2% of the first $50,000,000 of TIC's annual revenues and 1% of TIC's gross revenues in excess of $50,000,000. The fees are payable monthly within 15 days of the end of such month. The agreement expires December 31, 2001 and is renewable by mutual consent of both parties to the agreement for successive one-year periods. The first year minimum payment of $150,000 was made in October 1997. The Company also has a current liability to an entity owned by the father of the president of WCCI in the amount of $100,000 for a commitment fee related to its investment that secured the rights to the New Zealand channel frequencies. This liability was assumed by WCCI in connection with the Separation.

         In connection with the CVV Transaction, the Company assumed accounts payable and accrued liabilities totaling $520,609 due to a member of the Company's board of directors, to entities controlled by this same director, and to Centurion whose shareholders include this same director, an entity controlled by this director and the Company.

         The Company is a shareholder in LatinCom. LatinCom was formed for the purpose of acquiring, owning, and operating telecommunications networks in Peru, Brazil and Mexico. Two of the members of the Company's board of directors are principals of an entity who is also a shareholder in LatinCom.

7.       INCOME TAXES

         The Company has federal and state net operating loss carryforwards of approximately $1,352,343 as of December 31, 1997 that may be offset against future taxable income and expense through 2011.

         The long-term net deferred tax assets at December 31, 1997 and December 31, 1996 are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:



                                                    1997             1996
   Deferred Tax Assets:
   Net operating loss carryforwards
         Federal                                 $   459,797    $   137,717
         State                                        67,617         20,252
         Foreign                                     427,837            --
   Equipment depreciation                                799            870
   Organizational expenditures                       553,445        287,307
   Amortization of organizational expenditures       145,320            --
                                                 -----------    -----------
            Total deferred tax asset               1,654,815        446,146
   Deferred Tax Liabilities - Amortization of
      CVV contract rights                           (104,389)       (47,536)
   Valuation allowance                            (1,550,426)      (398,610)
                                                 -----------    -----------
   Total net deferred tax asset                         NONE           NONE
                                                 ===========    ===========

         The net change in the valuation allowance was $1,151,816 for the year ended December 31, 1997. The difference between income tax expense at the federal statutory rate and the Company's effective tax rate is attributable to the valuation allowance.

8.       NOTES PAYABLE

         During 1997 and 1996, the Company had borrowed $850,000 through secured promissory notes which accrued interest at the rate of 9% per annum payable semi- annually on each June 30 and December 31. On June 30, 1997, all of the holders of notes as of that date agreed to accept the June 30, 1997 interest payment totaling $21,095 in the form of additional promissory notes. In September and November 1997, the Company paid all principal and interest due on the notes totaling $894,242. An officer of the entity that held promissory notes totaling $462,058 was also a director of the Company (see Note 11).

         The former holders of the promissory notes also have the right until January 31, 2002, subject to certain conditions and restrictions, to exercise warrants to purchase up to 1,161,016 shares of the Company's common stock at $0.75 per share. The Company recognized interest expense of $657,143 which represented the difference between the interest rate at which the debt was issued and the estimated interest rate for which the debt would have been issued in the absence of the warrants.

9.       PREFERRED STOCK

         The authorized number of shares of WCCI's preferred stock is 5,000,000, $0.01 par value.

         At December 31, 1997, WCCI had designated 4,250,000 shares of its preferred stock as Series "A" Preferred Shares. The rights and privileges of the Series "A" Preferred Shares are as follows: (1) they carry voting rights that entitle the holder to 10 votes per share and the holders vote together with the common shares as one class on all matters; (2) if dividends are distributed, the Series "A" Preferred Shares receive an amount per share equal to ten times the dividend per share paid to the common shareholders; and (3) in the case of a liquidation, dissolution, consolidation, merger or other similar type of transaction, the Series "A" Preferred Shares shall receive an amount per share equal to ten times the aggregate consideration paid per common shares.

         At December 31, 1997, WCCI had designated 750,000 shares of its preferred stock as Series "B" Preferred Shares. The rights and privileges of the Series "B" Preferred Shares are as follows: (1) they carry a liquidation preference of $10 per share. The Series "B" and Series "A" Preferred Shares share ratably in liquidation proceeds (in accordance with their interests), prior to any liquidation distributions to the common shareholders; (2) they carry voting rights that entitle the holder to 1 vote per share and the holders vote together with the common shareholders as one class on all matters; (3) they are non-redeemable; (4) they pay noncumulative dividends in the annual amount of 6.75% per share payable semiannually on January 1 and July 1 of each year (payable in cash or additional Series "B" Preferred Shares, at WCCI's option); and (5) they are convertible only into common shares of WCCI on the earlier of the third anniversary of their initial issuance, the date preceding the closing of an underwritten public offering resulting in net proceeds to WCCI of $15 million and a market capitalization of $50 million (including all amounts received by the Company in conjunction with the underwritten public offering) or the sale of all or substantially all of WCCI's business or assets or a similar transaction. The Series "B" Preferred Shares are convertible into common shares of WCCI as follows (i) in the event of the occurrence of the third anniversary or the sale of all or substantially all of WCCI's business or assets, each share of Series "B" Preferred Share is convertible into the number of common shares obtained by dividing $10 by the price per common share as determined in good faith by the board of directors of WCCI, and (ii) in the case of an underwritten public offering, each Series "B" Preferred Share is convertible into such number of common shares as is determined by dividing $10 by the public offering price.

10.      STOCK OPTIONS

         The following tables summarize the stock option activities for both employees and non-employees:

         Common Stock Options:

                                                    Number     Range of Exercise
                                                   of Shares    Price Per Share
         1997:
            Outstanding at beginning of year         125,000       $ 0.10
            Granted                                   52,500   $0.10 - $1.00
            Canceled                                 125,000       $ 0.10
                                                    --------
            Outstanding at end of year                52,500   $0.10 - $1.00
            Weighted average fair value of options
                 Granted during year                               $ 0.96

                                                      Number   Range of Exercise
                                                     of Shares  Price Per Share
          1996:
            Outstanding at beginning of year               0
            Granted                                  125,000      $ 0.10
            Canceled                                       0
                                                    --------
            Outstanding at end of year               125,000      $ 0.10
            Weighted average fair value of options
                 Granted during year                              $ 0.10

         There were no common stock options outstanding during 1995.

         Preferred Stock Options:

         On December 22, 1997, the Board of Directors authorized stock options for 199,811 shares of Series "A" Preferred Stock. As of December 31, 1997, options for 135,328 were granted and outstanding.

                                                      Number   Range of Exercise
                                                     of Shares  Price Per Share
                  1997:
              Outstanding at beginning of year            0
              Granted                                 135,328       $   2.25
              Canceled                                    0
                                                     ---------
              Outstanding at end of year              135,328       $   2.25
              Weighted average fair value of options
                   Granted during year                              $   2.25

         There were no preferred stock options outstanding during 1996 or 1995

         The common and preferred options are all fully vested and expire between 1999 and 2001.

         The Company accounts for stock options granted using the Accounting Principles Board ("APB") Opinion No. 25. Accordingly, compensation cost has been recognized for all stock option grants which were issued with an exercise price below fair value at the date of grant. The compensation expense recognized in 1997 was $962,738. The Company also recognized additional professional fees expense of $516,336. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with SFAS No. 123, the Company's net loss and net loss per common share and common share equivalent would have changed to the pro forma amounts indicated below:

                                                   1997                 1996
               Net loss:
                       As reported          $   (4,598,470)     $     (422,568)
                       Pro forma                (4,636,418)     $     (422,568)
               Net loss per weighted average
               common share and common share
               equivalent (basic method):
                       As reported          $        (0.16)     $        (0.28)
                       Pro forma            $        (0.16)     $        (0.28)
               Net loss per weighted average
               common share and common share
               equivalent (diluted method):
                       As reported          $        (0.16)     $        (0.28)
                       Pro forma                     (0.16)     $        (0.28)

         There were no stock options outstanding during 1995.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%, expected volatility of 0%, risk-free interest rates ranging from 5% to 7%, and expected lives ranging from 2 to 4 years.

11.      COMMITMENTS AND CONTINGENCIES

         Litigation - In March 1998, a small group of shareholders who acquired their interests as a result of the Separation contacted the Company to complain about the failure to distribute from escrow those shares, the LatinCom arrangement and the Company's agreement with former principals of TIC. The shareholder group has suggested that it may due the Company if the Company does not promptly rake remedial action. The Company believes that the shareholder group's concerns are without merit.

         Building Lease - The Company leases its corporate office space under a three-year operating lease. Future minimum annual lease payments under the Company's operating lease are as follows:

               Year ending December 31:
               1998                                            $  37,159
               1999                                               38,452
               2000                                               29,566
                                                         ---------------
          Total future lease payments                           $105,177
                                                          ===============

         Total rent expense under the operating lease in 1997 was $9,209. Prior to 1997, the Company shared office space with TTI and paid a nominal fee.

         On July 17, 1996, WCCI entered into an agreement with Centurion to acquire up to 11.53% of its voting capital stock (1% per $100,000 investment). Centurion is a Venezuelan corporation which holds the license rights for the LMDS frequencies within Venezuela. As of December 31, 1997, WCCI had invested $845,955 with Centurion and had recorded an 8.46% investment in Centurion. Under this agreement, WCCI had an obligation to acquire an additional 3.07% investment in Centurion for $307,045 (for a total interest of 11.53%, which represents the maximum additional foreign ownership of Centurion that would be allowed under Venezuelan law given other existing foreign ownership positions). The obligation to invest in Centurion ceased on August 15, 1997 when WCCI exercised its option to purchase the stock of CVV according to the terms described in Note 3. CVV has certain agreements with Centurion to install and maintain equipment and to market sources. Costs related to these agreements were not material in 1997.

         On March 17, 1997, TIC entered into a definitive agreement under which TIC and a third party group agreed to form a corporation in Guatemala to provide an LMDS wireless service in Guatemala. TIC agreed to provide all funding to the corporation in return for 70% ownership in the Guatemalan corporation. TIC also has the option to acquire an additional 10% interest in the Guatemalan corporation for $500,000. The Guatemalan corporation will pay the LMDS license holder in Guatemala a rental fee of $1,000 per year.

         On October 15, 1996, TIC entered into a definitive agreement under which TIC and a third party group agreed to form a corporation in Panama to provide an LMDS wireless service in Panama. The Company agreed to provide all funding to the corporation in return for 90% ownership in the Panamanian corporation. The other 10% is owned by the license holder and shall not be diluted or reduced by any issuance of additional securities. The Panamanian corporation will pay the license holder a one-time fee of $5,000 upon the initiation of a service and a rental fee of $6,000 per year for the first five years of the contract.

         On April 21, 1995, TIC, through TISA (a 92.5% owned subsidiary), entered into a Frequency Rental Contract with the original LMDS license holder in Costa Rica which allowed TIC to operate an LMDS system in Costa Rica. On December 4, 1997, WCCI purchased the remaining interest in TISA for $750,000. WCCI paid $300,000 up front and deposited $100,000 into a certificate of deposit payable to the license holder. WCCI also executed a non-interest bearing promissory note in the amount of $350,000 which is due on November 4, 1998. In conjunction with this transaction, Papeles de Curcuma, S.A., a Costa Rican corporation ("PDC") acquired the LMDS license. The outstanding stock of PDC is held by a third party which has entered into a pledge agreement with the Company under which the third party has pledged the shares of PDC as security for the Company's performance of its funding obligations. Under the pledge agreement, the Company is permitted to take all actions incumbent on the holders of PDC's shares, and to exercise all voting rights with respect to the shares. The Company has entered into a services agreement with PDC where the Company has the right to operate and provide all funding for the build-out of an LMDS network on behalf of PDC. TISA is required to pay PDC an annual license fee of $1,000.

         WCCI has a 45% investment in LatinCom, a Delaware corporation formed on January 30, 1997, that is in the business of acquiring, owning and operating wireless communications systems in Peru, Brazil and Mexico. The remaining 55% of LatinCom is held 45% by FondElec Group, Inc. ("FondElec"), 8% by certain officers and directors of the Company and 2% by a third party. The 10% not held by WCCI or FondElec shall not be diluted or reduced by any issuance of additional securities. One of the members of the Company's board of directors is a principal of FondElec. Upon the formation of LatinCom, each of TIC and FondElec contributed to LatinCom their interests in certain wireless communications development activities and rights relating to the country of Peru. In addition, both the Company and FondElec have agreed to loan to LatinCom, on a continuing basis, amounts sufficient to fund LatinCom's operations. In order to maintain FondElec's and the Company's equal positions in LatinCom, those loans will be made 50% by FondElec and 50% by the Company.

         Effective August 1, 1997, the Company executed a Stock Purchase Agreement with Petrolera Argentina San Jorge, S.A. ("Petrolera") to sell equity securities of the Company equivalent to 18% of the Company's total equity structure on a common share equivalent basis for $10,000,000 in cash (the "Petrolera Transaction"). Under the proposed terms of the agreement, the 18% ownership of Petrolera was non-dilutive until the earlier of September 30, 1997 (including transactions that close before November 1, 1997, which were the subject of serious negotiations on September 30, 1997), or when the Company had closed an additional $10,000,000 of equity financing from certain other third parties. The Petrolera Transaction was completed on August 30, 1997.

         As a result of the Company's acquisition of its interest in CVV as described in Note 3, Petrolera acquired additional shares of the Company's common stock and Series "A" preferred stock in order to maintain its 18% effective voting control percentage in the Company.

         The Petrolera Transaction gives Petrolera the following minority rights provisions until the earlier of three years or a public offering with net proceeds of at least $15,000,000: (i) Petrolera is entitled to have board representation of 20% (as long as it retains at least a 10% ownership interest in the Company on a common share equivalent basis) and (ii) the Company has to receive approval of two-thirds of the Company's board of directors to sell or merge the Company with another entity, to approve certain issuances of additional securities, or to enter into significant contracts or other transactions which materially affect the Company's operations.

         In conjunction with the Petrolera Transaction, Petrolera loaned the Company $2,100,000 on August 4, 1997. The loan bore interest at 10%, was unsecured, and was repaid with accrued interest at the closing of the Petrolera Transaction when Petrolera converted the outstanding principal and accrued interest as partial satisfaction of its obligations.

         Effective November 1, 1997, the Company executed a Stock Purchase Agreement with FondElec Essential Service Growth Fund, L.P. and Pegasus Fund, L.P. (collectively "FondElec"), whose officers and directors are directors of WCCI and who collectively owned 8.6% of the Company's equity structure on a common share equivalent basis, to sell equity securities of the Company to collectively bring their ownership of the Company up to 18% of the Company's total equity structure on a common share equivalent basis for $5,248,795 in cash (the "FondElec Transaction"). Under the terms of the agreement, the FondElec Transaction is required to close no later than February 25, 1998 (see
         Note 13). On November 21, 1997, Pegasus Fund, L.P. closed a $300,000 investment in the Company under the terms of the FondElec Transaction.

         The FondElec Transaction gives FondElec the following minority rights provisions until the earlier of three years or a public offering with net proceeds of at least $15,000,000: (i) FondElec would be entitled to have board representation of 20% (as long as it retains at least a 10% ownership interest in the Company on a common share equivalent basis) and (ii) the Company would have to receive approval of two-thirds of the Company's board of directors to sell or merge the Company with another entity, to approve certain issuances of additional securities, or to enter into significant contracts or other transactions which materially affect the Company's operations.

         None of the above agreements is with a foreign government nor foreign government employees. The agreements are with foreign corporations or individuals.

12.      SEGMENT REPORTING AND FOREIGN OPERATIONS

         The Company operates exclusively in one business segment in which it provides high bandwidth telecommunications services. As of December 31, 1997, the Company conducted operations outside the United States in Venezuela. The following is a summary extract of the Company's foreign operations in Venezuela and identifiable assets in New Zealand for fiscal year 1997:

                           Sales to
                          Unaffiliated                   Identifiable
                            Customers      Net Loss         Assets

          United States   $       --     $ (3,675,494)   $  6,403,903
          Venezuela             40,186       (645,507)      9,585,670
          New Zealand             --         (273,293)        994,149
          Costa Rica              --             --           750,000
          Eliminations            --             --          (244,616)

                          ============   ============    ============
          Total           $     40,186   $ (4,594,294)   $ 17,489,106
                          ============   ============    ============

         The Company did not have operations outside the United States prior to 1997.

13.      SUBSEQUENT EVENTS

         On January 14, 1998, the Company signed a Memorandum of Understanding with a Bahamas corporation for the purchase of 80% of three companies in Guatemala providing Internet services. The agreement is subject to a due diligence review. The Company is currently conducting its due diligence review and expects to complete this process in April 1998.

         On February 25, 1998, the Company and FondElec completed the FondElec Transaction as described in Note 11 and the Company received the remaining $4,948,795 in cash due under the agreement. As a result of the closing of the FondElec Transaction, Petrolera acquired additional shares of the Company's common stock and Series "A" preferred stock in order to maintain its 18% effective voting control percentage in the Company.

         On March 3, 1998, the Company signed a Memorandum of Understanding with a Venezuelan corporation for the purchase of 100% of the shares of the company which provides Internet service in Venezuela. The agreement is subject to a due diligence review. The Company is currently conducting its due diligence and expects to complete this process in April 1998.

PART 3.

INDEX TO EXHIBITS


Exhibit
No.    Page    Exhibit

3.1     *     Articles of Incorporation

3.2     *     Bylaws

4.1     *     Statement  of Rights and  Preferences  for the Series A  Preferred
              Stock

4.2     *     Statement  of Rights and  Preferences  for the Series B  Preferred
              Stock

10.1    *     Agreement and Plan of Reorganization

10.2    *     Escrow Agreement between Fidelity  Transfer  Company,  TTI and the
              Company

10.3    *     Commitment Agreement between the Company and TTI

10.4    *     Letter of Understanding with Decathlon

10.5    *     Merger  Agreement  between  the  Company  and  Telecom  Investment
              Corporation

10.6    *     Services  Agreement  between  Bridgeport  Financial,  Inc. and the
              Company

10.7    *     Option and Stock Purchase  Agreement between the Company,  Caracas
              Viva Vision, S.A. and its Shareholders

10.8    *     July 24, 1997 Amendment to Option and Stock Purchase Agreement

10.9    *     August 13, 1997 Amendment to Option and Stock Purchase Agreement

10.10   *     Shareholders Agreement between Petrolera Argentina San Jorge, S.A.
              and the Company

10.11   80    Stock  Purchase  Agreement  between  FondElec  Essential  Services
              Growth Fund, L.P., Pegasus Fund, L.P. and the Company

12.1          Computation of Earnings Per Share

21.1          Subsidiaries of the Registrant

27.1          Financial Data Schedule

* This document was previously filed with the Commission and is incorporated in this report by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WIRELESS CABLE & COMMUNICATIONS, INC.


April 14, 1998                            /S/ Lance D'Ambrosio
----------------------                   ---------------------------------------
Date                                       Lance D'Ambrosio
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                           WIRELESS CABLE & COMMUNICATIONS, INC.


April 14, 1998                            /S/ E. Andrew Lowe
----------------------                   --------------------------------------
Date                                        E. Andrew Lowe
                                            Vice President of Finance
                                            (Principal Financial Officer)



DIRECTORS



April 14, 1998                            /S/Lance D'Ambrosio
----------------------                   ---------------------------------------
Date                                             Lance D'Ambrosio


April 14, 1998                            /S/ Troy D'Ambrosio
----------------------                   ---------------------------------------
Date                                             Troy D'Ambrosio


April 14, 1998                            /S/ Donald Williams
----------------------                   ---------------------------------------
Date                                             Donald Williams


April 14, 1998                           /S/ E. Andrew Lowe
----------------------                   ---------------------------------------
Date                                             E. Andrew Lowe


April 14, 1998                            /S/ Jorge Fuccaraccio
----------------------                   ---------------------------------------
Date                                             Jorge Fucaraccio


April 14, 1998                            /S/ Peter Schiller
----------------------                   ---------------------------------------
Date                                             Peter Schiller


April 14, 1998                           /S/ Geoge Sorenson
----------------------                   ---------------------------------------
Date                                             George Sorenson


April 14, 1998                           /S/ Gaston Acosta-Rua
----------------------                   ---------------------------------------
Date                                             Gaston Acosta-Rua

                                  EXHIBIT INDEX


Exhibit No.              Exhibit                                    Page

10.11        Stock Purchase Agreement between FondElec
             Essential Services Growth Fund, L.P., Pegasus           80
             Fund, L.P. and the Company

12.1         Computation of Earnings Per Share

21.1         Subsidiaries of the Registrant

27.1         Financial Data Schedule