Form 10KSB/A
period 1997-12-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1998-04-17
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No , and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State the registrant's net revenue for its most recent fiscal year:  $40,186.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, was $3,580,767.

As of March 31, 1998, 8,209,900 shares of registrant's Common Stock, par value $.01 per share, 3,257,490 shares of the registrant's Series A Preferred Shares, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Shares, par value $.01 per share, were outstanding.

                      WIRELESS CABLE & COMMUNICATIONS, INC.
                                 April 16, 1998
                                   Form 10-KSB/A

PART 1.

                                   THE COMPANY

              Exact corporate name: Wireless Cable & Communications, Inc. State and date of incorporation: Nevada - July 23, 1995
Street address of principal office:  102 West 500 South, Suite 320
                                     Salt Lake City, Utah 84101
          Company telephone number:  (801) 328-5618
                   Fiscal year end:  December 31

                             BUSINESS AND PROPERTIES

OVERVIEW

         The   Company   was  formed  to   provide   high   quality,   low-cost,
telecommunications services to subscribers in emerging markets outside the United States. The Company intends to provide these services using its own networks of fixed local point to multi-point broadband wireless communication systems. The Company anticipates that it will also be able to provide its services using fiber optic networks and coaxial cable where the Company believes it is economically attractive or strategically desirable to do so. The Company currently holds or has the right to acquire communications networks in six countries which have an aggregate population of approximately 80 million, including Venezuela, Costa Rica, Guatemala, Argentina, Panama and New Zealand (the "Market Countries"). The Company also expects to obtain rights to additional communications networks in other emerging markets, primarily in Latin America. The Company's interests in the Market Countries include the ownership of a 78% interest in a network that currently provides multi-channel television services in Caracas, Venezuela (the "Operating System"). The Company also holds or has the right to acquire majority economic interest positions in all of its other markets. In certain markets where governmental regulations prohibit foreign control of network rights, the Company has generally acquired minority interests in the entities that hold the rights to the network and a majority interest in the company that has the exclusive right to operate the network. The Company believes that this ownership structure provides it with significant management influence over the network operations in each of those markets.

         The Company intends to offer a number of integrated service packages targeted to businesses, governmental agencies and residential consumers. The Company intends to evolve into a full-service provider of "one-stop shopping" communications services with a product portfolio that includes Internet and intranet services, high speed data connectivity, and local and long distance telephony services. The Company's bundled service packages will be tailored to the specific needs of the target customer group, but will initially focus on high speed data connectivity and Internet and intranet access. The Company also plans to add local and long distance telephony services and video conferencing services and/or multi-channel television services to its service packages at a later date. The Company has identified 15 medium and large cities (the "Target Markets") in the Market Countries in which it intends to launch or expand its communications networks during the next three years. The Company began construction activities on the Target Markets in January 1998 and anticipates completion of its facilities in the Target Markets by December 2000. It then intends to launch or expand its data services in the remainder of the Market Countries and launch or expand wireless data, voice and multi-channel television services in the Target Markets and the other portions of the Market Countries. The Company's network development plans will require substantial capital expenditures. There can be no assurance the Company will be able to acquire amounts (either through debt or equity investments) sufficient to fund those capital expenditures. See "Profitability Milestones and Operating Concerns -- Need for Substantial Additional Financing" and "Management's Discussion and Analysis of Certain Relevant Factors," below.

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

         Worldwide, the combined telecommunications market is believed to be in excess of $600 billion. Further, the number of worldwide Internet users is expected to grow from an estimated 46 million in 1997 to approximately 152 million by the year 2000.

DESCRIPTION OF THE COMPANY'S BUSINESS

Company Background

         The Separation. The Company was formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc. ("TTI"). Through its joint venture entity, Wireless Holdings, Inc., a Delaware joint venture corporation ("WHI"), TTI owns operating and non-operating wireless communications networks in six United States markets through WHI. TTI also owned an interest in certain New Zealand and Park City, Utah network rights.

         In July 1995, the board of directors of TTI voted to separate its business assets into two groups. Under the terms of the business separation (the "Separation"), TTI agreed to form a new corporation -- the Company -- to hold TTI's New Zealand and Park City, Utah network rights, and the stock of that corporation was then to be distributed to TTI's shareholders.

         In order to complete the Separation, TTI formed the Company and, in August 1995, it issued 3,500,000 shares of its common stock to TTI in exchange for TTI's interest in the New Zealand and Park City, Utah networks. The New Zealand network rights represented approximately 99% of the value of the TTI assets contributed to the Company. TTI immediately transferred the shares of the Company to an escrow agent, to be held for the benefit of TTI's shareholders of record on that date on a non-pro rata basis (with the management and principal shareholder of TTI relinquishing a portion of their shares in the Company in favor of the TTI public shareholders), until the Company complied with certain securities law requirements. In December 1996, the Company registered the shares under the federal securities laws under the Securities Exchange Act of 1934, as amended, pursuant to a registration statement on Form 10-SB. The Company has not yet distributed the shares from escrow, although it anticipates doing so in the near future. See "Certain Relationships and Related Transactions."

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

         Although the Company's network rights in some of the Market Countries do not include the right to provide telephony services, the Company believes that, as competition for telephony services increases and is promoted in those Market Countries, changes in the regulatory environment may allow governmental authorities in those Market Countries to grant rights to wireless communications network operators to provide those services. The Company anticipates that it will pursue telephony services authorizations in each of the Market Countries where it does not currently hold those rights. However, there can be no assurance the Company will pursue such rights, that it will be able to secure the right to provide telephony services in any Market Country in which it does not currently have the right to provide such services or that the Company will pursue the development of any telephony services it has or may acquire.

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

         Low Cost Structure. The nature of the Company's wireless communications technology permits the buildout of markets in a more efficient and cost effective manner than is possible using traditional hardwire systems. A traditional hardwire system requires the construction of a network of copper wires from a central facility to each subscriber location, often through areas where no viable subscriber base exists. In contrast, wireless communication networks can broadcast directly to subscriber locations or to a cellular rebroadcast facility that broadcasts to the subscriber locations. This translates into a lower incremental cost of adding subscribers to wireless networks in comparison to traditional telecommunications networks.

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

         Pursue Strategic Acquisitions of Subscriber Bases and Ancillary Services. In addition to developing its own subscriber base through the promotion of its telecommunications services, the Company intends to engage in selective acquisitions of existing telecommunications subscriber bases, in the form of the acquisition of Internet service providers and, potentially, local and long distance telephone companies or existing multi-channel television operations. The Company believes such strategic acquisitions could provide the Company with additional positive cash flow, provide the Company with benefits resulting from the vertical integration of key service providers in the telecommunications industry and, in cases where the acquired company relies primarily on hardwire networks to provide its services, provide the acquired company with a viable method of increasing its existing subscriber base through the promotion of the Company's wireless telecommunications networks. By vertically integrating a number of components of the telecommunications industry under one corporate umbrella, the Company may also be able to market itself as a "one-stop" telecommunications service provider ("ICP"). The Company has recently begun negotiations with a number of companies that have existing subscriber bases and which currently provide telecommunications services over hardwire systems, such as Internet service providers. On January 14, 1998 and March 3, 1998, entered into Memoranda of Understanding for the acquisition of an 80% and 100% interest in, respectively, Internet service providers in Guatemala and Venezuela. See Note 13 to the Consolidated Financial Statements. There can be no assurance the Company will acquire those providers or that it will be able to enter into relationships or alliances with any such parties (or others) upon terms and conditions that are acceptable to the Company.

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

         Ownership and Management Structure. As is typical in the Market Countries, the Venezuelan government has imposed limitations on the ownership by foreign nationals of interests in entities that have been granted the rights to Venezuela's telecommunications networks. In order to provide the Company with sufficient management control over a network in such cases, the Company typically employs a "two-tier" ownership structure. Under this structure, the Company attempts to acquire the maximum ownership percentage it can acquire under local law (usually, a minority position) in the entity that holds the government network concession (the "network right holder"), and a controlling interest in a separate entity that is formed for the purpose of operating or commercializing the network rights held by the network right holder (the "operating company"). The network right holder for the 28 GHz frequencies for the Republic of Venezuela is Comunicaciones Centurion, S.A. ("Centurion"). Caracas Viva Vision TV, S.A. ("CVV") and its wholly-owned subsidiary are the operating companies that hold the rights to commericialize those network rights.

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

         The Company has an option to purchase the remaining approximately 21.86% of CVV at any time before November 20, 2000. The exercise price for the option is $2,000,000. The Company also has the right to acquire up to an 11.53% interest (the maximum percentage available to the Company under current law) in Centurion, the network right holder for the nationwide 28 GHz frequency network concession. As of March 31, 1998, the Company holds approximately 8.46% of Centurion.

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

         On March 3, 1998, the Company signed a Memorandum of Understanding for the purchase of a company in Venezuela providing Internet services. The agreement is subject to due diligence review. There can be no assurance that the Company will complete the acquisition of the Internet service provider. See "Business Properties - Description of Company Business - Company Strengths - Pursue Strategies Acquisition of Subscriber Bases and Ancillary Services."

         Operating and Growth Strategy. Centurion and CVV are currently providing wireless multi-channel television services to approximately 900 subscribers in the Caracas-Los Teques area. Prior to the Company's investment in CVV, CVV had only constrained growth for those services due to limited funding. The Company's immediate growth strategy for the Venezuelan network is to increase its Caracas-Los Teques wireless multi-channel television subscriber base. The Company also intends to launch wireless data services operations in the Caracas-Los Teques service area (with the anticipated launch date for those services in July 1998) and, thereafter, intends to launch wireless data and voice services operations within the other Venezuelan Target Markets. The launch of the Company's data and voice services will be contingent upon its receipt of governmental approval to provide those services over the networks. The Company then intends to launch its wireless multi-channel television services in the Venezuelan Target Markets other than the Caracas-Los Teques market area. The Company believes that it will have between 3,000 and 7,000 data subscribers in the Caracas-Los Teques Target Market by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

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

         Ownership and Management Structure. In March, 1997, the Company entered into an agreement with VivaVision de Guatemala ("Viva"), a Guatemalan corporation that was the network rights holder for two GHz of spectrum in the 28 GHz frequency band in Guatemala. Those rights permitted the delivery of wireless multi-channel television, data and voice services. Under the Company's agreement with Viva, the Company and Viva agreed to form a new operating company, Wireless Communications Holdings - Guatemala, S.A. ("Wireless Guatemala"). In December, 1997, the parties formed Wireless Guatemala and the Company acquired 70% of Wireless Guatemala. Viva acquired the other 30% of Wireless Guatemala.

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

         In January, 1998, the Company entered into a Memorandum of Understanding regarding the acquisition of 80% of three companies which provide Internet services in Guatemala. The transaction is subject to due diligence review. There can be no assurance that the Company will acquire all or any of these Internet service providers. See "Business and Properties - Description of Company's Business - Company Strengths - Pursue Strategic Acquisitions of Subscriber Bases and Ancillary Services."

         Operating and Growth Strategy. The Company intends initially to market its data services in the Target Market for Guatemala, Guatemala City, and then expand its marketing to include wireless voice and multi-channel television services. The Company began the buildout of a wireless network in Guatemala City in January 1998 and anticipates launching its data services systems in July 1998. The Company expects that its Guatemala City system will have between 2,000 and 4,000 data services subscribers in Costa Rica by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

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

         Ownership and Management Structure. In December, 1997, the Company acquired 100% of Television Interactiva, S.A. ("TISA"), a Costa Rican corporation that is the operating company for 2 GHz of bandwidth in the 28 GHz frequency range for Costa Rica. The network right holder of the 28 GHz rights is Papeles de Curcuma, S.A., a Costa Rican corporation ("PDC"). Under the Company's agreements with PDC, it has agreed to fund (through loans, equity or third party financings) the build out of the Costa Rican network. The outstanding stock of PDC is held by Botho Steinvorth. Mr. Steinvorth and the Company have entered into a pledge agreement under which he has pledged the shares in PDC as security for the Company's performance of its funding obligations. Under the pledge agreement, the Company is permitted to take all actions incumbent on the holders of PDC's shares, and to exercise all voting rights with respect to the shares.

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

         Operating and Growth Strategy. The Company will initially focus its development efforts in its Costa Rican Target Market, San Jose. The Company plans to initiate construction of broadcast facilities in San Jose in May 1998 and anticipates it will initiate marketing of its data services in San Jose in October 1999. The Company believes it will have between 1,000 and 2,000 data services subscribers in Costa Rica by the end of 1999. See "Profitability Milestones and Operating Concerns - Operating, Management and Other Market Issues."

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

         The Company's facilities have been inspected by the Ministry and the Company believes that it has complied with the requirements for obtaining a final license. The Company aniticipates that the license will be granted in the next few weeks. See "Profitability Milestones and Operating Concerns - Network Issues."

         Panama

         Background. The Company has an interest in the network rights for the 28 GHz frequency band for Panama. The Company views Panama as an attractive market due to its higher than average household income levels, high level of household and business telecommunications services penetration and expanding commercial business base. The country also has a stable political environment and improving economy. Panama currently has a population of approximately 2.7 million, which is expected to increase to approximately 3.1 million by 2005. The Company's Target Market in Panama, Panama City, has a population of approximately 820,000 (approximately 30% of the total population of Panama).

         Ownership and Management Structure. In March 1997, the Company acquired 90% of Wireless Communications Panama S.A. ("Wireless Panama"), a Panamanian joint venture corporation that will act as the operating company for a 28 GHz network in Panama. The frequency rights to be used by the operating company are held by Administracion E Inversiones Radiales, S.A. ("AIRSA"), a Panamanian company. AIRSA acquired the remaining 10% of Wireless Panama, on a non-dilutive basis. For a period of one year, the Company is obligated to provide funding (either in the form of debt, capital infusion or third party financing) sufficient to bring the network to operating status.

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

         New Zealand

         Background. The Company has interests in network rights in the 2.3 GHz and 40 GHz frequency ranges for New Zealand. The New Zealand market is characterized by a developed and stable economy, high per capita income, and relatively high household voice, data and video penetration. The Company believes that the telecommunications services offered in New Zealand have historically been slowed by a shortage of satellite delivered television programming and voice and data services. With the launch of additional satellites in the Asian region and the rapid development of telecommunications services in Australia, the quality and quantity of available services has increased significantly in New Zealand. The Company believes that its ability to offer data and voice services and multi-channel television programming, and the ease of wireless system buildout, will produce rapid growth of its subscriber base in New Zealand. New Zealand currently has a population of approximately 3.6 million. The Company's initial Target Market in New Zealand, Auckland, has a population of approximately 845,000.

         Ownership and Management Structure. The Company acquired its New Zealand network rights in August of 1995 in connection with the Separation. The Company's New Zealand network rights are held by Auckland Independent Television Services, Ltd. ("AITS"), a New Zealand corporation which is owned 94.9% by the Company. AITS holds (under licenses from two network right holders) four channels in the 2.3 GHz frequency range in the Auckland area. These licenses expire between 2001 and 2004. Both licenses provide for extensions to the initial terms, although there can be no assurance the licenses will be renewed. The Company has also acquired (as the network right holder) the exclusive rights for the 40 GHz frequencies in the Auckland, Christchurch and Wellington/Petone areas, with countrywide expansion rights as applied for on a city-by-city basis. The Company's 40 GHz license rights permit the delivery of television, data and telephony services. The 40 GHz frequencies are valid for one year, renewable yearly and require the payment of a license fee. See "Profitability Milestones and Operating Concerns - Control of Network Operations and Use."

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

         Service Packages. The Company initially intends to provide only data-related services such as high speed data connectivity and Internet and intranet access, but anticipates that it will eventually offer subscribers a number of other standard telecommunications services, including video conferencing, local and long distance telephone services, and multi-channel television services, as well as specialized telecommunications services such as virtual work groups, application, and document sharing, frame relay and conference bridges and advanced fax management. To the extent possible consistent with its services offerings, the Company intends to provide subscribers with the ability to combine various services without the constraints of inflexible package requirements or product-specific boundaries. The Company believes that a flexible sales strategy will help reduce switching barriers for those subscribers who may initially be reluctant to switch all of their telecommunications services and vendors at one time or are subject to existing contracts. Although a majority of the Company's services will be deployed using the Company's fixed wireless point to multi-point broadband networks, the Company anticipates that it will also be able to provide its services using coaxial cable and fiber optic networks where the Company believes it is economically attractive or strategically desirable to do so.

         Pre-Launch Activities. Prior to initiating the buildout of a new market, the Company intends to conduct pre-launch studies to evaluate the population demographics and physical terrain of that market. The Company has already conducted several such studies in its Target Markets. The Company then intends to create a development plan that identifies the subscriber potential of various areas within the target market and, based on such factors as television and data penetration rates, income levels and existing competition, it will then define the probable locations of the network central node transmission facility and any required cell sites for retransmission. As the construction of its central node or retransmission facilities nears completion, the Company will conduct a marketing program targeted to those areas identified as having the greatest potential for subscriber growth. The Company's marketing programs will typically include (i) inbound telemarketing, (ii) neighborhood door-to-door sales, including multiple dwelling unit meetings and door hangers, (iii) marketing tied to regional events such as high interest sporting events, (iv) telephone, television and print advertisements, (v) promotional activities such as referral programs and promotional gifts, (vi) direct mailings, (vii) Internet web pages, (viii) advertising on installation vehicles, (ix) participation in professional forums, (x) automated e-mail messages, (xi) free or promotional services to key or high profile users, (xii) launch promotional activities, and
(xiii) the use of resellers, agents and direct marketing agencies.

         Installation. The Company's installation packages for its services will generally include a standard rooftop mounted transceiver and other related equipment, such as cabling and a data modem, which will be located at the subscriber's location. The Company currently anticipates that, depending on the type of service involved, the cost of a data service subscriber installation will initially range from $1,675 to $2,215. The Company anticipates that it will be able to charge its data services subscribers the entire cost of installation and any related equipment. As a result, the Company anticipates that it will be able to obtain more quickly positive cash flow from those subscribers.

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

Competition

         General Competition. The telecommunications market in developed countries such as the United States is intensely competitive. The Company has not begun to market its wireless services to potential customers on a wide spread basis, has not obtained significant market share in any of the Market Countries, and does not expect to do so in the near future given the size of the telecommunications market and the diversity of customer requirements.

         The Company will eventually compete with numerous other telecommunications service providers in the Market Countries. Some of these competitors may have long-standing relationships with their subscribers and suppliers, greater name recognition and significantly greater financial, technical and marketing resources than the Company. Nevertheless, the Company expects to compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs for both bundled and unbundled telecommunications services. The Company anticipates that, as its competitors face increased competition, they may respond with increased pricing flexibility which, in turn, may result in increased price competition. There can be no assurance that such increased price competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In January 1998, the Company entered into a series of agreements with Motorola, Inc. and its affiliates ("Motorola") for the design, construction and deployment of hardware and software products the Company will use in its network operations. The Motorola agreements include an agreement pursuant to which Motorola will design and install products for use with the Company's networks, and a services agreement, pursuant to which Motorola will provide services to the Company relating to the design and implementation of the Company's networks.

         Under the product agreement, the Company agreed to purchase from Motorola certain equipment, support services and software licenses from Motorola and other parties for use in the Company's networks. The contract initially anticipates the purchase of those products for the Company's Guatemalan operations. The Company is required to pay 50% of the total price for the products and services provided by Motorola under the agreement on the date that it submits any purchase order for those products to Motorola. The remaining 50% of the purchase price is payable no later than one year from the date of the product agreement (January 1999). If Motorola fails to successfully complete a commissioning test plan designed by the parties by an agreed date, the Company has the option to either retain the products and pay Motorola the remaining 50% of the purchase price, or allow Motorola to remove its portion of the products.

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

LITIGATION

         In March 1998, a small group of shareholders who acquired their shares as a result of the Separation contacted the Company to complain about its failure to distribute from escrow those shares, the LatinCom arrangement and the Company's agreements with former principals of TIC. The shareholder group has suggested that it may sue the Company if the Company does not promptly take remedial action. The Company believes the claims are without merit.

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

                                   MANAGEMENT

         Directors, Executive Officers and Other Key Employees.

         The Company's directors, executive officers and key employees, as of March 31, 1998, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between any of the Company's directors or executive officers. As of the date of this report, the Company's board of directors is comprised of eight members, each of whom is elected for a term of one year. Executive officers are chosen by, and serve at the discretion of, the board of directors:

       Person          Age                      Position
   Lance D'Ambrosio     40        President, Chief Executive Officer
                                  and Director
   Paul Gadzinski       43        Executive Vice President
   William Levan        44        Senior Vice President of Engineering
   Donald Williams      37        Vice President of Latin American Operations
                                  and Director
   E. Andrew Lowe       53        Vice President of Finance and Director
   Anthony Sansone      33        Secretary and Treasurer
   Troy D'Ambrosio      37        Director
   George Sorenson      43        Director
   Gaston Acosta-Rua    33        Director
   Jorge Fucaraccio     54        Director
   Peter Schiller       63        Director

         Lance D'Ambrosio -- Mr. D'Ambrosio is the President, Chief Executive Officer and Director of the Company, and holds other executive officer and director positions in the Company's subsidiaries and affiliates. Mr. D'Ambrosio has been involved in the telecommunications business for the last seven years. Mr. D'Ambrosio is responsible for the Company's acquisitions, strategic planning and mergers, and is responsible for all financing plans for the Company. Between 1992 and 1997 Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of TTI, acted as the President and a Director of WHI and held executive offices and/or director positions in WHI's subsidiaries. Between 1987 and 1992, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation which was primarily involved in raising venture capital for investments in high-tech companies. Mr. D'Ambrosio holds a Bachelor of Science in Marketing and Management from the University of Utah, which he received in 1979.

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

         Donald Williams -- Mr. Williams joined the Company in 1997 as Vice President of Latin American Operations and also serves as a Director. Mr. Williams has six years of senior management and wireless communications business development experience in Venezuela. In 1992, Mr. Williams founded Centurion, and applied for and was granted the concession for the 28 GHz frequency band for Venezuela. Mr. Williams was responsible for building out the world's first fully commercial multi-channel television system utilizing LMDS in Caracas, Venezuela. In 1990, Mr. Williams co-founded CARESA, a technical systems integrator and manufacturer's representative to the Venezuelan petroleum industry in Maracaibo, Venezuela. Mr. Williams obtained a Bachelors Degree in international business administration from Schiller International University in London, England in 1983.

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

         Anthony Sansone -- Mr. Sansone is the Secretary and Treasurer of the Company and serves as its Controller. Between 1993 and 1997, he was also the Treasurer and Controller of TTI and, during 1996, served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah in 1991.

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

         Jorge Fucaraccio - Mr. Fucaraccio is a Director of the Company. Since 1994, Mr. Fucaraccio has been an advisor to Petrolera Argentina San Jorge S.A. and Bolland S.A., Argentinean corporations, in software engineering applications related to oil production and data communications. Between 1989 and 1991, Mr. Fucaraccio worked as the National Director of Technology at the National Institute of Industrial Technology in Argentina (the "INTI") where he was responsible for managing all technical departments and research centers of the INTI, including its communications, software engineering, energy, mechanics and building technologies research departments. Between 1982 and 1988, he was a member of the Board of Advisors at the Ministry of Science and Technology and the Ministry of Energy in Argentina. During this period, he was responsible for the creation of a number of research centers and directed several technical governmental missions between the government of Argentina and countries in Europe and Asia. Between 1978 and 1985, Mr. Fucaraccio was a director of an energy transmission and solar energy utilization research program sponsored by the Organization of American States. Mr. Fucaraccio received a Licentiate in Physical Sciences from the Buenos Aires University in 1970. He has also served as "guest worker" at the National Institutes of Standards and Technology (formerly the National Bureau of Standards) in Maryland under a fellowship sponsored by the United Nations. Mr. Fucaraccio also conducted post-graduate research activities at the Technical University of Denmark (Lyngby).

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

         In general, the employment contracts may be terminated only for cause, which is defined in the agreements as willful misconduct, fraud, misappropriation, embezzlement, and similar unlawful acts. In addition, the employee can terminate the contract on 180 days notice. If the contract is terminated without cause, the employee is entitled to receive severance pay in an amount equal to the lesser of six month's pay or the remaining amount due under the contract. The contracts also contain non-competition provisions which the Company believes are consistent with industry practice. The Company intends to enter into employment agreements with all of its officers and key employees.

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

TIC Transaction

         In February, 1997, a wholly-owned subsidiary of the Company merged with and into TIC. TIC was the surviving entity in the transaction. Certain of the shareholders of TIC also served as officers and directors of the Company. In addition, the father of the Company's president was the majority shareholder of TIC. As a result of the TIC Transaction, the former shareholders and option holders currently hold approximately 54.6% of the Company's voting power on a fully-diluted common stock equivalent basis. See "Principal Stockholders" below. In connection with the TIC transaction, the Company assumed an interest-bearing note in the amount of $180,281 due to an entity controlled by the father of the Company's president. As of December 31, 1997, $138,129 plus accrued interest of $50,820 were outstanding on the loan. See "Business Description of the Company's Business."

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

Petrolera Transaction

         In August 1997, in connection with the Petrolera Transaction, the Company and Petrolera formed WCIA for the purpose of pursuing and developing network rights in Argentina. WCIA is held 80% by the Company and 20% by Petrolera. See "Business - Description of the Company's Business - Market Country Networks." Certain designees of Petrolera serve on the Company's board of directors as a result of agreements executed in connection with the Petrolera Transaction. In connection with the Petrolera Transaction, Petrolera loaned $2.1 to the Company on a short term basis. The loan was repaid when Petrolera converted the outstanding principal and accrued interest as partial satisfaction of its obligations to pay for its shares under the Petrolera Transaction documents. See the Company's report on Form 10-QSB for the period ended September 30, 1997 for a more detailed discussion of the short term loan.

FondElec Transaction

         Effective November 1997, the Company executed an agreement for the sale of shares of the Company's common stock and Series A Preferred Stock to certain affiliates of FondElec in the FondElec Transaction. Certain designees of FondElec serve on the Company's board of directors as a result of agreements executed in connection with the FondElec Transaction. "Business - Description of the Company's Business - Company Background."

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

Separation Liability

         The Company has a current liability to an entity owned by the father of the president of the Company in the amount of $100,000 for a commitment fee related to the entity's investment that secured the New Zealand channel rights prior to TTI's involvement in New Zealand. TTI assumed this liability in connection with its acquisition of the New Zealand rights and the Company subsequently assumed the liability in connection with the Separation.


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

Overview

         The Company was formed to provide high quality, low cost, telecommunications services to subscribers in emerging markets outside the United States. The Company owns a 78.14% interest in CVV, which has the right to commercialize the network rights held by Centurion in Venezuela. That network currently provides service to approximately 900 subscribers. In addition, the Company has interests in seven other entities that either hold the right to operate wireless telecommunications systems or have the right to manage and commercialize wireless telecommunications rights held by other parties: (i) an 8.46% interest in Centurion, the entity that holds the network rights in Venezuela, (ii) a 94.9% interest in AITS, which holds license and lease rights for the New Zealand network, (iii) a 70% interest in Wireless Guatemala, a corporation which has been formed to acquire and operate network rights in Guatemala, (iv) a 100% interest in TISA, a corporation that has the right to manage and operate a network in Costa Rica, (v) a 90% interest in Wireless Panama, which will act as the operating company for the network in Panama, (vi) an 80% interest in WCIA, which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in TWTV, a corporation that holds network rights and a leased transmitter in Park City, Utah. The Company also owns a 45% interest in LatinCom, Inc. ("LatinCom"), a Delaware corporation that was formed for the purpose of investing in future wireless telecommunications projects in Peru, Mexico and Brazil.

         With the exception of the Company's interest in CVV, the Company's current investments consist of non-operating wireless projects or channel right groupings. Those projects typically have neither cash flow nor revenue to support operating costs, working capital or capital expenditures. In addition, when any such projects become operational, and to the extent they generate positive cash flow, the continuing capital investment required to satisfy the requirements of those projects (as well as increasing operating expenses and working capital requirements) typically result in little or no excess funds being available for distribution to shareholders. As a result, the Company anticipates that its operating company and development stage companies will not pay any cash dividends or other cash distributions to the Company in the near future.

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

                               REPORTS ON FORM 8-K

         None

PART F/S

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

         Item                                                               Page

Independent Auditors' Report ..............................................  59

Consolidated Balance Sheets ...............................................  60

Consolidated Statements of Operations .....................................  61

Consolidated Statements of Stockholders' Equity ...........................  62

Consolidated Statements of Cash Flows .....................................  63

Notes to Consolidated Financial Statements ................................  64

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



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
April 14, 1998

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------

                                                                             1997                 1996
                                                                       ---------------      ----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................................   $  6,171,515    $      8,902
    Accounts receivable - net ...........................................          9,754            --
    Due from affiliaties ................................................         36,950            --
    Inventory ...........................................................         32,074            --
    Prepaid license fees (Notes 2 and 4) ................................        186,982          14,778
    Other current assets ................................................         18,007            --
                                                                            ------------    ------------
                    Total current assets ................................      6,455,282          23,680
INVESTMENT IN CENTURION (Note 2) ........................................        845,955            --
EQUIPMENT - net (Notes 2 and 5) .........................................        421,944            --
LICENSE RIGHTS - net (Note 4) ...........................................        807,167            --
CONTRACT RIGHTS - net (Notes 2 and 3) ...................................      8,916,587            --
OTHER ASSETS ............................................................         42,171            --
                                                                            ------------    ------------
TOTAL ASSETS ............................................................   $ 17,489,106    $     23,680
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ............................   $    640,164    $    438,557
    Note payable (Note 11) ..............................................        350,000            --
    Accrued license lease fees (Note 4) .................................        121,621            --
    Accrued consulting fees (payable to related party, Note 6) ..........        100,000            --
    Due to affiliates (Note 6) ..........................................        709,558            --
    Customer deposits ...................................................         40,070            --
                                                                            ------------    ------------
                    Total current liabilities ...........................      1,961,413         438,557
LONG-TERM LIABILITIES:
    Long-term debt (owed to related party, Note 6) ......................      1,130,660         231,570
MINORITY INTEREST IN SUBSIDIARIES (Note 1) ..............................         18,067            --
                                                                            ------------    ------------
                    Total liabilities ...................................      3,110,140         670,127
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 8, and 11)
STOCKHOLDERS' EQUITY (Notes 1 and 9):
    Series "A" Preferred stock; $0.01 par value; 4,250,000 shares authorized: 2,938,355 and 0 shares issued and outstanding in 1997
        and 1996, respectively (10-1 liquidation preference over common)          29,384            --
    Series "B" Preferred stock; $0.01 par value; 750,000 shares authorized: 354,825 and 0 shares issued and outstanding
        in 1997 and 1996, respectively ..................................          3,548            --
    Common stock; $0.01 par value; 15,000,000 shares authorized:
        6,108,132 and 1,500,000 shares issued and outstanding in
        1997 and 1996, respectively .....................................         61,081          15,000
    Additional paid-in capital ..........................................     19,540,694            --
    Deficit accumulated during the development stage ....................     (5,255,741)       (661,447)
                                                                            ------------    ------------
                    Total stockholders' equity (deficit) ................     14,378,966        (646,447)
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 17,489,106    $     23,680
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

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                               September 27,
                                                                                                               1994 (Date of
                                                                                                               Inception) To
                                                                  December 31,   December 31,    December 31,   December 31,
                                                                     1997            1996            1995            1997
                                                                 ------------   -------------   -------------   -------------

REVENUES ...................................................   $     40,186    $       --     $        --       $    40,186
COST OF SERVICE ............................................        165,048            --              --           165,048
                                                               ------------    ------------    ------------    ------------
GROSS MARGIN ...............................................       (124,862)           --              --          (124,862)
OPERATING EXPENSES:
    Professional fees (Note 10) ............................        873,052         176,488          28,466       1,097,195
    Depreciation and amortization (Notes 2, 4 and 5) .......        619,182            --              --           619,182
    Leased license expense (Note 4) ........................        116,161            --              --           116,161
    General and administrative .............................      1,220,474         223,132         140,253       1,622,635
    Stock option compensation expense (Note 10) ............        962,738            --              --           962,738
                                                               ------------    ------------    ------------    ------------
                   Total ...................................      3,791,607         399,620         168,719       4,417,911
                                                               ------------    ------------    ------------    ------------
OPERATING LOSS .............................................     (3,916,469)       (399,620)       (168,719)     (4,542,773)
OTHER INCOME AND EXPENSES:
    Interest income ........................................        116,367            --              --           116,367
    Interest expense (Notes 6 and 8) .......................       (807,203)        (22,948)        (11,052)       (842,346)
                                                               ------------    ------------    ------------    ------------
                   Total ...................................       (690,836)        (22,948)        (11,052)       (725,979)
                                                               ------------    ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST ..........................     (4,607,305)       (422,568)       (179,771)     (5,268,752)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES (Note 1) .........         13,011            --              --            13,011
                                                               ------------    ------------    ------------    ------------
NET LOSS ...................................................   $ (4,594,294)   $   (422,568)   $   (179,771)   $ (5,255,741)
                                                               ============    ============    ============    ============

Net loss per basic and diluted common share*................   $   (0.16)       $   (0.28)     $     (0.12)
                                                               ============    ============    ============

Weighted-average common shares*
    Basic ..................................................     27,897,803       1,500,000       1,500,000
                                                                ============    ============    ============
    Diluted ................................................     29,559,350       1,500,342       1,500,000
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
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                      Series "A" Preferred Stock Series "B" Preferred Stock  Common Stock                Accumulated
                                        ----------------------   ---------------------   --------------------- Additional During the
                                                                                                                Paid-in  Development
                                         Shares      Amount       Shares      Amount      Shares      Amount     Capital     Stage
                                        ----------  ----------   ----------  ---------   ----------  --------- -----------  -------

Issuance of TIC stock
 to TIC shareholders
    on September 27, 1994 .............                                                   1,500,000 $15,000

Net loss for the period
 from September 27, 1994
  (date of inception)
 to December 31, 1994 .................                                                                                  $(59,108)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1994 ............                                                   1,500,000  15,000               (59,108)

Net loss for the year
 ended December 31, 1995 ..............                                                                                   (179,771)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------
BALANCE, DECEMBER 31, 1995 ............                                                   1,500,000  15,000               (238,879)

Net loss for the year
 ended December 31, 1996 ..............                                                                                   (422,568)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1996 ............                                                   1,500,000  15,000               (661,447)

Reverse acquisition of TIC:
    Exchange of TIC
      common shares for WCCI
    Series "A" Preferred shares .......    2,397,732   $ 23,977                           (1,500,000) (15,000)   $(8,977)

    Addition of WCCI common stock .....                                                   3,645,833   36,458     50,532

Exchange of CVV common stock
 for WCCI common shares and
  Series "B" Preferred shares (Note 3)                           354,825      $3,548      1,577,000   15,770  7,077,182

Issuance of WCCI common stock
 and Series "A" Preferred
   shares for cash (Note 11) ..........      526,331     5,264                              800,305    8,003   9,986,733

Issuance of warrants
   below fair value ...................                                                                         657,143

Issuance of WCCI common stock
   and Series "A" Preferred
    shares for cash (Note 11) .........       14,292       143                               84,994      850    299,007

Issuance of options
   for common shares and
    Series "A" Preferred
     shares below fair value ..........                                                                       1,479,074

Net loss for the year
  ended December 31, 1997 .............                                                                                  (4,594,294)
                                         -----------   -------  ----------   --------   ----------   ------  ----------  ----------

BALANCE, DECEMBER 31, 1997 ............    2,938,355   $29,384     354,825   $  3,548    6,108,132  $61,081 $19,540,694 $(5,255,741)
                                         ===========   =======  ==========   ========   ==========   ======  ==========  ==========


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996  AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                           September 27,
                                                                                                           1994 (Date of
                                                                                                           Inception) To
                                                                    December 31, December 31, December 31,  December 31,
                                                                        1997        1996         1995           1997
                                                                    ------------  ----------   ---------   -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss ......................................................$   (4,594,294) $(422,568) $ (179,771)  $  (5,255,741)
  Adjustments to reconcile net loss to net cash used in
     development activities:
        Depreciation and amortization ...........................       619,182       --          --          619,182
        Minority interest in loss of subsidiaries ...............       (13,011)      --          --          (13,011)
        Issuance of stock options below fair value ..............     1,479,074       --          --        1,479,074
        Issuance of warrants below fair value ...................       657,143       --          --          657,143
        Change in assets and liabilities,
           net of effects from CVV acquisition:
           Accounts receivable ..................................           959       --          --              959
           Prepaid license fees .................................       (11,769)   (13,778)      9,000        (11,769)
           Inventory ............................................        33,225       --          --           33,225
           Other current assets .................................        40,444       --        (1,000)        40,444
           Other receivables ....................................       232,323       --          --          227,646
           Other assets .........................................         1,258       --          --           (8,844)
           Accounts payable and accrued liabilities .............      (287,889)      --          --           (4,045)
           Other payable ........................................      (198,142)   195,206      80,526       (198,142)
           Accrued license lease fees ...........................        12,223       --          --           12,223
           Customer deposits ....................................           317       --          --              317
                                                                      ---------- ---------   ------------   -----------
              Net cash used in development activities ...........    (2,028,957)  (241,140)    (91,245)    (2,421,339)
                                                                      ---------- ---------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Centurion .......................................      (805,955)      --          --         (805,955)
  Reverse acquisition of WCCI ...................................        56,582       --          --           56,582
  Acquisition of CVV (net of cash acquired) .....................      (387,318)      --          --         (387,318)
  Purchase of minority interest in CVV ..........................      (800,000)      --          --         (800,000)
  Purchases of equipment ........................................      (128,779)      --          --         (128,779)
                                                                      --------   ---------   ------------   -----------
             Net cash used in investing activities ..............    (2,065,470)      --          --        (2,065,470)
                                                                      ---------- ---------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........................     1,967,945       --        15,000      1,982,945
  Proceeds from issuance of Series A preferred stock ............     8,332,055       --          --        8,332,055
  Proceeds from related party borrowings ........................       919,333    235,033      88,515      1,305,617
  Payments on related parties borrowings ........................      (962,293)      --          --         (962,293)
  Proceeds from promissory notes ................................     2,300,000       --          --        2,300,000
  Payments on promissory notes ..................................    (2,300,000)      --          --       (2,300,000)
                                                                    ------------ ---------   ------------   -----------
              Net cash provided by financing activities .........    10,257,040    235,033     103,515     10,658,324
                                                                    ------------ ---------   ------------   -----------

NET INCREASE (DECREASE) IN CASH .................................     6,162,613     (6,107)     12,270      6,171,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................         8,902     15,009       2,739           --
                                                                      --------   ---------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $6,171,515 $  8,902    $   15,009   $ 6,171,515
                                                                     ========   =========   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ........................    $  30,996   $    --     $    --      $   30,996
                                                                     ========   =========   ============   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES:
 Acquisition of CVV (Note 3):

  Fair value of assets acquired,
     including contract rights
     and equipment (net of cash acquired) .......................  $  8,485,740
  Fair value of liabilities assumed .............................    (1,001,922)
  Common stock issued ...........................................    (3,548,250)
  Series B Preferred stock issued ...............................    (3,548,250)
                                                                     -----------
        Net cash paid ...........................................  $    387,318
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

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS COMBINATION

         Business Description - Wireless Cable & Communications, Inc. ("WCCI") was formed to provide high quality, low cost, data, telephony and multi-channel video services to subscribers in emerging markets outside the United States. WCCI owns a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela that currently provides service to approximately 900 subscribers. In addition, the Company has interests in seven other entities that either hold the right to operate wireless telecommunications systems or have the right to manage and commercialize wireless telecommunications rights held by other parties:
         (i) an 8.46% interest in Centurion Comunicaciones, S.A. ("Centurion"), the entity that holds the LMDS rights in Venezuela, (ii) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights for a multi-point video distribution service ("MVDS") and four multi-channel, multi-point distribution service ("MMDS") channels in three new Zealand cities,
         (iii) a 70% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which has been formed to acquire and operate LMDS rights in Guatemala, (iv) a 100% interest in Sociedad Television Interactiva, S.A. ("TISA"), a corporation that has the right to manage and operate an LMDS system in Costa Rica, (v) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which will act as the operating company for an LMDS system in Panama, (vi) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels in a leased transmitter in Park City, Utah. The Company also owns a 45% interest in LatinCom, Inc. ("LatinCom"), a Delaware corporation that was formed for the purpose of investing in future wireless telecommunications projects in Peru, Mexico and Brazil. With the exception of the Company's 78.14% interest in CVV, none of the entities in which the Company has an interest (or for which they hold management rights) constitute operating wireless telecommunications systems.

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

           Current assets (including cash of $56,582)   $   217,017
           License rights ...........................       913,500
           Equipment (net)
           Other long term assets ...................           217
           Current liabilities ......................       577,347
           Long-term debt ...........................      (463,191)
           Minority interest ........................    (1,126,823)
                                                            (31,077)
                                                        -----------
           Stockholders' equity (net) ...............   $    86,990
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

         Investment in Centurion - The Company uses the cost method of accounting for its investment in Centurion as it holds less than 20% of the voting shares of the entity and the Company does not exercise significant influence. As of December 31, 1997, the Company had invested a total of $845,955 for an 8.46% interest in Centurion (see Notes 1, 3 and 11).

         Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the expected useful life of the assets as follows:

                                              Life in years
                     Subscriber equipment      2 - 3 years
                     Machinery and equipment   2 - 5 years
                     Furniture and equipment   1 - 5 years
                     Vehicles and tools        1 - 5 years

         Net Loss Per Common Share- Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and retroactively restated its net loss per common share for all periods presented, to conform with the statement. Accordingly, net loss per common share is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series "A" and Series "B" preferred stock outstanding, and the diluted method, which includes the dilutive common shares and Series "A" preferred shares from stock options and warrants, as calculated using the treasury stock method. The difference between the Company's basic and diluted net loss per common share is not significant.

         Income Taxes - The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

         Contract Rights - Contract rights represent the estimated fair value of certain exclusive agreements. As of December 31, 1997, the Company had contract rights, net of amortization, of $8,166,587 in CVV and $750,000 in TISA. The contract rights are being amortized over the remaining term of these exclusive agreements, or seven years. Amounts charged to expense for the amortization of these contract rights were $427,412 in 1997.

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

3.       ACQUISITION OF CVV

         On November 8, 1996, WCCI, acting as an agent for TIC, entered into an agreement under which WCCI executed an option to acquire all of the stock of CVV (the "Option Agreement"). The option term was originally through March 31, 1997, but was extended by CVV (on behalf of the shareholders of CVV and pursuant to the terms of the Option Agreement) through August 15, 1997. CVV is a Venezuelan corporation which has entered into agreements with Centurion to market and commercialize the LMDS frequencies within the country of Venezuela.

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

         The allocation of the $7,496,500 purchase price for the purchase of 68.14% of CVV was as follows:

            Fair value of assets acquired
                     Current assets                     $   279,071
                     Non-current assets                   8,219,351
            Fair value of current liabilities assumed    (1,001,922)
                                                        -----------
                                                        $ 7,496,500
                                                        ===========

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

                                                     Years Ended December 31,
                                                     ------------------------
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

         The Company is obligated to make the following annual future minimum lease payments relating to four channels in New Zealand which have been converted to U.S. dollars using the December 31, 1997 exchange rate of $0.51:

          Year ending December 31:
          1998                        $    91,965
          1999                             51,965
          2000                             51,965
          2001                             51,965
          2002                             51,965
          2003 and thereafter              68,420
                                      -----------
          Total future lease payments  $  368,245
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

5.       EQUIPMENT

         At December 31, 1997, equipment consisted of the following:

                  Subscriber equipment              $ 270,719
                  Machinery and equipment             183,717
                  Furniture and equipment              37,702
                  Vehicles and tools                   15,026
                                                    ---------
                                                      507,164
                  Less - accumulated depreciation     (85,220)
                                                    ---------
                                                    $ 421,944
                                                    =========

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

         In connection with the merger with TIC, WCCI assumed a note in the amount of $180,281 due to an entity controlled by the father of the president of WCCI. The note agreement is dated January 1, 1997, is due on demand and bears interest at the rate of 12%. As of December 31, 1997, $138,129 plus accrued interest of $50,820 was outstanding on the loan. WCCI also assumed a services agreement dated January 1, 1997 under which an entity owned by the father of the president of WCCI will provide consulting services to TIC in exchange for fees equal to the greater of $250,000 per year (except the first year minimum payment is $150,000) or 2% of the first $50,000,000 of TIC's annual revenues and 1% of TIC's gross revenues in excess of $50,000,000. The fees are payable monthly within 15 days of the end of such month. The agreement expires December 31, 2001 and is renewable by mutual consent of both parties to the agreement for successive one-year periods. The first year minimum payment of $150,000 was made in October 1997. The Company also has a current liability to an entity owned by the father of the president of WCCI in the amount of $100,000 for a commitment fee related to the entity's investment that secured the rights to the New Zealand channel rights prior to TTI's involvement in New Zealand. TTI assumed this liability in connection with its acquisition of the New Zealand rights and the liability was subsequently assumed by WCCI in connection with the Separation.

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

                                                   1997                 1996
               Net loss:
                       As reported          $   (4,594,294)     $     (422,568)
                       Pro forma            $   (4,632,242)     $     (422,568)
               Net loss per weighted average
               common share (basic method):
                       As reported          $        (0.16)     $        (0.28)
                       Pro forma            $        (0.16)     $        (0.28)
               Net loss per weighted average
               common share (diluted method):
                       As reported          $        (0.16)     $        (0.28)
                       Pro forma            $        (0.16)     $        (0.28)

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

11.      COMMITMENTS AND CONTINGENCIES

         Litigation - In March 1998, a small group of shareholders who acquired their interests as a result of the Separation contacted the Company to complain about the failure to distribute from escrow those shares, the LatinCom arrangement and the Company's agreements with former principals of TIC. The shareholder group has suggested that it may sue the Company if the Company does not promptly take remedial action. The Company believes that the shareholder group's concerns are without merit.

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

         On October 15, 1996, TIC entered into a definitive agreement under which TIC and a third party group agreed to form a corporation in Panama to provide an LMDS wireless service in Panama. The Company agreed to provide all funding to the corporation in return for 90% ownership in the Panamanian corporation. The other 10% is owned by the license holder and shall not be diluted or reduced by any issuance of additional securities. The Panamanian corporation will pay the license holder a one-time fee of $5,000 upon the initiation of service and a rental fee of $6,000 per year for the first five years of the contract.

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

12.      SEGMENT REPORTING AND FOREIGN OPERATIONS

         The Company operates exclusively in one business segment in which it provides high bandwidth telecommunications services. As of December 31, 1997, the Company conducted operations outside the United States in Venezuela. The following is a summary extract of the Company's foreign operations in Venezuela and identifiable assets in New Zealand for fiscal year 1997:

                           Sales to
                          Unaffiliated                   Identifiable
                            Customers      Net Loss         Assets

          United States           --     $ (3,675,494)   $  6,403,903
          Venezuela        $    40,186       (645,507)      9,585,670
          New Zealand             --         (273,293)        994,149
          Costa Rica              --             --           750,000
          Eliminations            --             --          (244,616)

                          ------------   ------------    ------------
          Total           $     40,186   $ (4,594,294)   $ 17,489,106
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

10.7    *     Option and Stock Purchase  Agreement between the Company,  Caracas
              Viva Vision, S.A. and its Shareholders

10.8    *     July 24, 1997 Amendment to Option and Stock Purchase Agreement

10.9    *     August 13, 1997 Amendment to Option and Stock Purchase Agreement

10.10   *     Shareholders Agreement between Petrolera Argentina San Jorge, S.A.
              and the Company

10.11   81    Stock  Purchase  Agreement  between  FondElec  Essential  Services
              Growth Fund, L.P., Pegasus Fund, L.P. and the Company

12.1    125   Computation of Earnings Per Share

21.1    127   Subsidiaries of the Registrant

27.1    128   Financial Data Schedule

* This document was previously filed with the Commission and is incorporated in this report by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WIRELESS CABLE & COMMUNICATIONS, INC.


April 16, 1998                            /S/ Lance D'Ambrosio
----------------------                   ---------------------------------------
Date                                       Lance D'Ambrosio
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                           WIRELESS CABLE & COMMUNICATIONS, INC.


April 16, 1998                            /S/ E. Andrew Lowe
----------------------                   --------------------------------------
Date                                        E. Andrew Lowe
                                            Vice President of Finance
                                            (Principal Financial Officer)



DIRECTORS



April 16, 1998                            /S/Lance D'Ambrosio
----------------------                   ---------------------------------------
Date                                             Lance D'Ambrosio


April 16, 1998                            /S/ Troy D'Ambrosio
----------------------                   ---------------------------------------
Date                                             Troy D'Ambrosio


April 16, 1998                            /S/ Donald Williams
----------------------                   ---------------------------------------
Date                                             Donald Williams


April 16, 1998                           /S/ E. Andrew Lowe
----------------------                   ---------------------------------------
Date                                             E. Andrew Lowe


April 16, 1998                            /S/ Jorge Fuccaraccio
----------------------                   ---------------------------------------
Date                                             Jorge Fucaraccio


April 16, 1998                            /S/ Peter Schiller
----------------------                   ---------------------------------------
Date                                             Peter Schiller


April 16, 1998                           /S/ Geoge Sorenson
----------------------                   ---------------------------------------
Date                                             George Sorenson


April 16, 1998                           /S/ Gaston Acosta-Rua
----------------------                   ---------------------------------------
Date                                             Gaston Acosta-Rua

                                  EXHIBIT INDEX


Exhibit No.              Exhibit                                    Page

10.11        Stock Purchase Agreement between FondElec
             Essential Services Growth Fund, L.P., Pegasus           81
             Fund, L.P. and the Company

12.1         Computation of Earnings Per Share                       125

21.1         Subsidiaries of the Registrant                          127

27.1         Financial Data Schedule                                 128