Form 10QSB
period 1998-03-31
WIRELESS CABLE & COMMUNICATIONS INC
filed 1998-05-15
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO_________________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


As of May 7, 1998, 8,209,900 shares of registrant's Common Stock, par value $.01 per share, 3,257,490 shares of the registrant's Series A Preferred Stock, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Stock, par value $.01 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Wireless Cable & Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, as amended, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------

                                                                                  March 31,      December 31,
                                                                                    1998             1997
                                                                                ------------     -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............................................   $  9,914,384    $  6,171,515
    Accounts receivable - net ...............................................         20,011           9,754
    Due from affiliaties ....................................................         35,591          36,950
    Inventory ...............................................................         35,778          32,074
    Prepaid license fees ....................................................        216,253         186,982
    Other current assets ....................................................         21,083          18,007
                                                                                ------------    ------------
                    Total current assets ....................................     10,243,100       6,455,282
INVESTMENT IN CENTURION .....................................................        845,955         845,955
EQUIPMENT - net .............................................................        627,990         421,944
LICENSE RIGHTS - net ........................................................        778,167         807,167
CONTRACT RIGHTS - net .......................................................      8,581,814       8,916,587
OTHER ASSETS ................................................................         39,099          42,171
                                                                                ============    ============
TOTAL ASSETS ................................................................   $ 21,116,125    $ 17,489,106
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ................................   $    627,927   $     640,164
    Note payable ............................................................        350,000         350,000
    Accrued license lease fees ..............................................        121,621         121,621
    Accrued consulting fees (payable to related party) ......................        100,000         100,000
    Due to affiliates .......................................................        751,163         709,558
    Customer deposits .......................................................         38,874          40,070
                                                                                ------------    ------------
                    Total current liabilities ...............................      1,989,585       1,961,413
LONG-TERM LIABILITIES:
    Long-term debt (owed to related party) ..................................      1,153,111       1,130,660
MINORITY INTEREST IN SUBSIDIARIES ...........................................         13,971          18,067
                                                                                ------------    ------------
                    Total liabilities .......................................      3,156,667       3,110,140
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series "A" Preferred stock; $0.01 par value; 4,250,000 shares authorized:
        3,257,490 and 2,938,355 shares issued and outstanding in 1998
        and 1997, respectively (10-1 liquidation preference over common) ....         32,575          29,384
    Series "B" Preferred stock; $0.01 par value; 750,000 shares authorized:
        354,825 shares issued and outstanding in 1998 and 1997  .............          3,548           3,548
    Common stock; $0.01 par value; 15,000,000 shares authorized:
        8,209,900 and 6,108,132 shares issued and outstanding in
        1998 and 1997, respectively .........................................         82,099          61,081
    Additional paid-in capital ..............................................     24,473,111      19,540,694
    Deficit accumulated during the development stage ........................     (6,631,875)     (5,255,741)
                                                                                ------------    ------------
                    Total stockholders' equity ..............................     17,959,458      14,378,966
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 21,116,125    $ 17,489,106
                                                                                ============    ============

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1998
-------------------------------------------------------------------------------------------

                                                 Three            Three      September 27,
                                                 Months           Months     1994 (Date of
                                                 Ended            Ended      Inception) To
                                                March 31,        March 31,     March 31,
                                                  1998             1997          1998
                                            --------------  -------------- ----------------

REVENUES ................................   $     28,336    $               $     68,522
COST OF SERVICE .........................         91,800            --           256,848
                                            ------------    ------------    ------------
GROSS MARGIN ............................        (63,464)           --          (188,326)
OPERATING EXPENSES:
     Professional fees ..................        327,070          66,158       1,424,265
     Depreciation and amortization ......        428,897          19,550       1,048,079
     Leased license expense .............         41,697           7,942         157,858
     General and administrative .........        573,151          78,941       2,195,786
     Stock option compensation expense ..           --              --           962,738
                                            ------------    ------------    ------------
                     Total ..............      1,370,815         172,591       5,788,726
                                            ------------    ------------    ------------
OPERATING LOSS ..........................     (1,434,279)       (172,591)     (5,977,052)
OTHER INCOME AND EXPENSES:
     Interest income ....................         86,321            --           202,688
     Interest expense ...................        (32,272)        (25,672)       (874,618)
                                            ------------    ------------    ------------
                     Total ..............         54,049         (25,672)       (671,930)
                                            ------------    ------------    ------------
NET LOSS BEFORE MINORITY INTEREST .......     (1,380,230)       (198,263)     (6,648,982)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES          4,096           2,271          17,107
                                            ------------    ------------    ------------
NET LOSS ................................   $ (1,376,134)   $   (195,992)   $ (6,631,875)
                                            ============    ============    ============

Net loss per basic common share* ........   $      (0.04)   $      (0.01)
                                             ============    ============
Net loss per diluted common share* ......   $      (0.03)   $      (0.01)
                                             ============    ============

Weighted-average common shares*
     Basic ..............................     37,846,129      17,464,149
                                            ============    ============
     Diluted ............................     40,409,931      18,340,320
                                            ============    ============

* Retroactively restated for the adoption of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective December 31, 1997.

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998,
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                  Series "A" Preferred  Series "B" Preferred Stock  Common Stock       Additional     During the
                                   ---------  --------   ---------- ---------  ----------  --------     Paid-in       Development
                                     Shares    Amount      Shares     Amount     Shares     Amount      Capital          Stage
                                   ---------  --------   ---------- ---------  ----------  --------   -----------      -----------

Issuance of TIC
 stock to TIC shareholders
    on September 27, 1994 ........                                                1,500,000    $ 15,000

Net loss for the period
 from September 27, 1994
 (date of inception)
 to December 31, 1994 ............                                                                                      $   (59,108)
                                    -----------   -------  -----------   ------  -----------   ----------  ------------  ----------

BALANCE, DECEMBER 31, 1994 .......                                                1,500,000      15,000                     (59,108)

Net loss for the
 year ended December 31, 1995 ....                                                                                         (179,771)
                                    -----------   -------  -----------   ------  -----------   ----------  ------------  ----------

BALANCE, DECEMBER 31, 1995 .......                                                1,500,000      15,000                    (238,879)

Net loss for the
 year ended December 31, 1996 ....                                                                                        (422,568)
                                    -----------   -------  -----------   ------  -----------   ----------  ------------  ----------

BALANCE, DECEMBER 31, 1996 .......                                                1,500,000      15,000                   (661,447)

Reverse acquisition of TIC:
  Exchange of TIC common
  shares for WCCI Series
  "A" Preferred shares ...........    2,397,732  $ 23,977                        (1,500,000)    (15,000)   $ (8,977)

   Addition of WCCI common stock .                                                3,645,833      36,458      50,532

Exchange of CVV common
  stock for WCCI common shares
  and Series "B" Preferred shares                             354,825     3,548   1,577,000      15,770    7,077,182

Issuance of WCCI common
  stock and Series "A" Preferred
   shares for cash ...............      526,331     5,264                           800,305        8,003   9,986,733

Issuance of warrants
  below fair value ...............                                                                           657,143

Issuance of WCCI common stock
 and Series "A" Preferred
   shares for cash ...............      14,292      143                              84,994          850     299,007

Issuance of options
 for common shares and Series
  "A" Preferred shares
   below fair value ..............                                                                          1,479,074

Net loss for the year
 ended December 31, 1997 .........                                                                                      (4,594,294)
                                    -----------   -------  -----------   ------  -----------   ----------  ------------  ----------
BALANCE, DECEMBER 31, 1997 .......   2,938,355    29,384      354,825    3,548    6,108,132       61,081    19,540,694  (5,255,741)

Issuance of WCCI common
 stock and Series "A" Preferred
  shares for cash ................      319,135    3,191                           2,101,768       21,018    4,932,417

Net loss for the three
 months ended March 31, 1998 .....                                                                                      (1,376,134)
                                    -----------   -------  -----------   ------  -----------   ----------  ------------  ----------
BALANCE, MARCH 31, 1998 ..........    3,257,490   $32,575      354,825   $3,548   8,209,900    $ 82,099    $ 24,473,111 $(6,631,875)
                                    ===========   =======  ===========   ======  ===========   ==========  ============  ==========

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO MARCH 31, 1998
----------------------------------------------------------------------------------------------------

                                                         Three           Three        September 27,
                                                         Months          Months      1994 (Date of
                                                         Ended           Ended       Inception) To
                                                        March 31,       March 31,      March 31,
                                                           1998           1997           1998
                                                       -------------   -------------   --------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
    Net loss .........................................  $(1,376,134)  $(195,992)  $ (6,631,875)
    Adjustments to reconcile net loss
     to net cash used in development activities:
           Depreciation and amortization .............      428,897      19,550      1,048,079
           Minority interest in loss of subsidiaries .       (4,096)     (2,271)       (17,107)
           Issuance of stock options below fair value          --          --        1,479,074
           Issuance of warrants below fair value .....         --          --          657,143
           Change in assets and liabilities:
              Accounts receivable ....................      (10,257)       --           (9,298)
              Prepaid license fees ...................      (29,271)     12,203        (41,040)
              Inventory ..............................       (3,704)       --           29,521
              Other current assets ...................       (3,076)       --           37,368
              Due from affiliates ....................        1,359        --          229,005
              Other assets ...........................        3,072     574,103         (5,772)
              Accounts payable and accrued liabilities      (12,237)   (248,030)       (16,282)
              Due to affiliates ......................       41,604     100,000       (156,538)
              Accrued license lease fees .............         --       125,925         12,223
              Customer deposits ......................       (1,196)       --             (879)
                                                         -----------   ---------   ------------
           Net cash (used in) provided by
            development activities ...................     (965,039)    385,488     (3,386,378)
                                                        -----------   ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion ..........................         --      (617,076)      (805,955)
    Reverse acquisition of WCCI ......................         --        56,582         56,582
    Acquisition of CVV (net of cash acquired) ........         --          --         (387,318)
    Purchase of minority interest in CVV .............         --          --         (800,000)
    Purchases of equipment ...........................     (271,169)       --         (399,948)
                                                        -----------   ---------   ------------
            Net cash used in investing activities ....     (271,169)   (560,494)    (2,336,639)
                                                        -----------   ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...........    3,161,661        --        5,144,606
    Proceeds from issuance of Series A preferred stock    1,794,965        --       10,127,020
    Proceeds from related party borrowings ...........       22,451      20,566      1,328,068
    Payments on related parties borrowings ...........         --      (175,319)      (962,293)
    Proceeds from promissory notes ...................         --       530,838      2,300,000
    Payments on promissory notes .....................         --          --       (2,300,000)
                                                        -----------   ---------   ------------
          Net cash provided by financing activities ..    4,979,077     376,085     15,637,401

                                                        -----------   ---------   ------------
NET INCREASE IN CASH .................................    3,742,869     201,079      9,914,384

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....    6,171,515       8,902           --
                                                        -----------   ---------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........  $ 9,914,384   $ 209,981   $  9,914,384
                                                        ===========   =========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest ...........  $             $   --      $    30,996
                                                        ===========   =========   ============

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998
(Unaudited)

 1.       Presentation

     The consolidated financial statements include the accounts of the Company's subsidiaries, including (i) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service wireless communications system in Venezuela, (ii) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights for a multi-point video distribution service ("MVDS") and four multi-channel, multi-point distribution service ("MMDS") channels in three new Zealand cities, (iii) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which has been formed to acquire and operate LMDS rights in Guatemala, (iv) a 100% interest in Sociedad Television Interactiva, S.A. ("TISA"), a corporation that has the right to manage and operate an LMDS system in Costa Rica, (v) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which will act as the operating company for an LMDS system in Panama,
(vi) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels in Park City, Utah. The Company also has a 45% interest in LatinCom, Inc. which has not engaged in any business activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

 2.       Net loss per common share and common share equivalent

                  Net loss per common share and common share equivalents is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series "A" and Series "B" preferred stock outstanding, and the diluted method, which includes the dilutive common shares and Series "A" preferred shares from stock options and warrants, as calculated using the treasury stock method.

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

 4.       New Accounting Standard

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no Company transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive loss equaled net loss for the three months ended March 31, 1998 and 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.     MATERIAL CHANGES IN FINANCIAL CONDITION

         At March 31, 1998, the Company had current assets of $10,243,100, compared to $6,455,282 at December 31, 1997, for an increase of $3,787,818. Cash increased by $3,742,869 from $6,171,515 to $9,914,384 during the three month period, as a result of the Company completing the sale of an aggregate of 1,402,073 shares of the Company's authorized but unissued Common Stock and 235,757 shares of the Company's authorized but unissued Series "A" Preferred stock for a total purchase price of $4,948,795 to FondElec Essential Services Fund, L.P. (the "FondElec Transaction"), which is more particularly described in the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997, as amended, which description is hereby incorporated by reference. Current liabilities as of March 31, 1998 were $1,989,585, compared to $1,961,413 as of December 31, 1997, for an increase of $28,172. The increase was due to by an increase in amounts due to affiliates and was offset by a payment of accounts payable.

         At March 31, 1998, total assets were $21,116,125, compared to $17,489,106 as of December 31, 1997, for an increase of $3,627,019. The increase in total assets was due to the FondElec Transaction and purchases of equipment. Total liabilities increased $46,527, from $3,110,140 as of December 31, 1997 to $3,156,667 as of March 31, 1998. The increase in total liabilities is a result of an increase in related party long-term debt related to additional accrued interest and an increase in current liabilities. Total stockholders' equity increased during the period by $3,580,492, from $14,378,966 at December 31, 1997, to $17,959,458 at March 31, 1998.

          B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

         For the three months ended year ended March 31, 1998, the Company had revenues of $28,336 from the multi-channel video services provided in Caracas, Venezuela by CVV, which manages the Venezuelan network. The Company did not have revenues for the three months ended March 31, 1997. The cost of service for CVV's revenues was $91,800 for the three months ended March 31, 1998.

         Operating expenses for the three months ended March 31, 1998 were $1,370,815 compared to $172,591 for the same period in 1997, for an increase of $1,198,224. This increase was due to costs incurred in obtaining equity capital, start-up expenses associated with the Company's current wireless telecommunications projects and the depreciation, amortization and lease expense from the Company's New Zealand assets and the Venezuelan assets. The Company's operating loss was $1,434,279 for the three months ended March 31, 1998, compared to $172,591 for the same period in 1997.

         Interest income for the three months ended March 31, 1998 was $86,321. The Company had no interest income during the same period in 1997. Interest expense increased $6,600 from $25,672 for the three months ended March 31, 1997 to $32,272 for the same period in 1998. The increase was due primarily to additional interest expense incurred by the Company under the related party debt.

         Minority interest in loss of subsidiaries was $4,096 for the three months ended March 31, 1998 compared to $2,271 for the same period in 1997, for an increase of $1,825. The increase relates to the Company's New Zealand subsidiary and is primarily due to the minority shareholders' portion of the increase in license lease fees.

         As a result of the foregoing, the Company's net loss for the three months ended March 31, 1998 was $1,376,134, compared to $195,992 for the three months ended March 31, 1997, for an increase of $1,180,142.

          C.     LIQUIDITY AND CAPITAL RESOURCES

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

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At March 31, 1998, the Company had cash and cash equivalents of $9.9 million. The cash flow generated by the Company's operations and projected data services network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Nevertheless, the Company believes that its cash and cash equivalents, together with the anticipated cash flow from the operations it brings on line, will be sufficient to cover the Company's operating expenses through 1999.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the section entitled "Legal Proceedings" in the Company's report on Form 10-KSB for the year ended December 31, 1997, as amended.

ITEM 2.  CHANGES IN SECURITIES

         On February 25, 1998, the Company issued 1,402,073 of its common stock and 235,757 shares of its Series "A" preferred stock in exchange for $4,948,795 of cash in connection with the FondElec Transaction. In addition, the Company issued 699,695 of its common stock and 83,378 of its Series "A" preferred stock in exchange for $7,831 of cash to Petrolera Argentina San Jorge, S.A.
("Petrolera") in connection with an equity investment into the Company by Petrolera (the Petrolera Transaction"). The FondElec Transaction and Petrolera Transaction are more particularly described in the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997, as amended, the descriptions of which are hereby incorporated by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.     OTHER INFORMATION

         In March 1997, the Company entered into an agreement with a Guatemalan entity to form a joint venture corporation, Wireless Communications Holdings - Guatemala, S.A. ("WCH - Guatemala"), for the purpose of acquiring and operating wireless network rights in Guatemala. Under that agreement, the Guatemalan joint venture partner was to contribute the rights to commercialize two GHz of spectrum to WCH - Guatemala in exchange for a 30% interest in the capital of WCH
- Guatemala. The status of those spectrum rights is currently uncertain. See the Company's report on Form 10-KSB for the year ended December 31, 1997, as amended. As a result of the Guatemalan entity's failure to provide WCH - Guatemala with the spectrum rights, the Company has instructed the entity that held the shares of WCH - Guatemala in escrow to distribute the shares of WCH - Guatemala which would have been held by the Guatemalan entity to the Company. As a result of that action, the Company holds 100% of WCH - Guatemala.

         In October 1997, Administracion E Inversiones Radiales, S.A. ("AIRSA"), the holder of certain network rights in Panama and the Company's joint venture partner in Wireless Communications Panama, S.A., received notice that its license rights included the right to provide data and multi-channel video services, with or without spectrum. Those rights were granted on a provisional basis and for private or non-commercial use. AIRSA has made application with the Panamanian government to convert its license from a private use license to a commercial use license, and expects action on that request within the next 60 days.

         In January 1998, Auckland Independent Television Service, Ltd., ("AITS"), which is owned approximately 95% by the Company, was granted a one-year renewal on the exclusive rights for the 40 GHz frequencies in the Auckland, Christchurch and Wellington/Petone areas of New Zealand. Unlike AITS'
2.3 GHz licenses (which AITS leases from private entities), the 40 GHz rights have not been granted by the New Zealand government to private enterprises as "management rights" under the New Zealand Telecommunications Act. As a result, the 40 GHz frequencies remain the property of the New Zealand government until it determines if it will grant them to private companies as management rights. The 40 GHz licenses are valid for terms of one year, and are subject to renewal at the discretion of the government.

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



                                           WIRELESS CABLE & COMMUNICATIONS, INC.



Date: May 15, 1998                                BY  /s/ E. ANDREW LOWE
                                                     --------------------------
                                                     E. Andrew Lowe
                                                     Principal Financial Officer