Form 10QSB
period 1998-06-30
WIRELESS CABLE & COMMUNICATIONS INC
filed 1998-08-19
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____ .



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 15, 1998, 8,209,900 shares of registrant's Common Stock, par value $.01 per share, 3,257,490 shares of the registrant's Series A Preferred Stock, par value $.01 per share, and 354,825 shares of the registrant's Series B Preferred Stock, par value $.01 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Wireless Cable & Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, as amended, which are incorporated herein by reference. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------

                                                                           June 30,            December 31,
                                                                            1998                  1997
                                                                       ----------------      ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 8,770,012           $ 6,171,515
     Accounts receivable - net                                                     479                 9,754
     Due from affiliaties                                                       39,071                36,950
     Inventory                                                                  24,395                32,074
     Prepaid license fees                                                      201,751               186,982
     Other current assets                                                        9,170                18,007
                                                                       ----------------      ----------------
                     Total current assets                                    9,044,878             6,455,282
INVESTMENT IN CENTURION                                                        845,955               845,955
EQUIPMENT - net                                                              1,049,682               421,944
LICENSE RIGHTS - net                                                           749,167               807,167
CONTRACT RIGHTS - net                                                        8,247,042             8,916,587
OTHER ASSETS                                                                   181,796                42,171
                                                                       ----------------      ----------------
TOTAL ASSETS                                                              $ 20,118,520          $ 17,489,106
                                                                       ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                              $ 1,058,707             $ 640,164
     Note payable                                                              350,000               350,000
     Accrued license lease fees                                                142,594               121,621
     Accrued consulting fees (payable to related party)                        100,000               100,000
     Due to affiliates                                                         810,224               709,558
     Customer deposits                                                          36,030                40,070
                                                                       ----------------      ----------------
                     Total current liabilities                               2,497,555             1,961,413
LONG-TERM LIABILITIES:
     Long-term debt (owed to related party)                                  1,176,263             1,130,660
MINORITY INTEREST IN SUBSIDIARIES                                                9,991                18,067
                                                                       ----------------      ----------------
                     Total liabilities                                       3,683,809             3,110,140
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Series "A" Preferred stock; $0.01 par value; 4,250,000 shares authorized:
        3,257,490 and 2,938,355 shares issued and outstanding in 1998
        and 1997, respectively (10-1 liquidation preference over common)        32,575                29,384
     Series "B" Preferred stock; $0.01 par value; 750,000 shares authorized:
        354,825 shares issued and outstanding in 1998 and 1997.                  3,548                 3,548
     Common stock; $0.01 par value; 15,000,000 shares authorized:
        8,209,900 and 6,108,132 shares issued and outstanding in
        1998 and 1997, respectively.                                            82,099                61,081
     Additional paid-in capital                                             24,473,111            19,540,694
     Deficit accumulated during the development stage                       (8,156,622)           (5,255,741)
                                                                       ----------------      ----------------
                     Total stockholders' equity                             16,434,711            14,378,966
                                                                       ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,118,520          $ 17,489,106
                                                                       ================      ================

See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                             Three             Three          September 27,
                                                            Months            Months          1994 (Date of
                                                             Ended             Ended          Inception) To
                                                           June 30,          June 30,           June 30,
                                                             1998              1997               1998
                                                         --------------    --------------    ----------------

REVENUES                                                      $ 16,575               $ -            $ 85,097
COST OF SERVICE                                                105,753                 -             362,601
                                                         --------------    --------------    ----------------
GROSS MARGIN                                                   (89,178)                -            (277,504)
OPERATING EXPENSES:
     Professional fees                                         383,205            47,694           1,807,470
     Depreciation and amortization                             436,658            29,000           1,484,737
     Leased license expense                                     41,340            24,544             199,198
     General and administrative                                661,323            81,178           2,857,109
     Stock option compensation expense                               -                 -             962,738
                                                         --------------    --------------    ----------------
                      Total                                  1,522,526           182,416           7,311,252
                                                         --------------    --------------    ----------------
OPERATING LOSS                                              (1,611,704)         (182,416)         (7,588,756)
OTHER INCOME AND EXPENSES:
     Interest income                                           107,834                 -             310,522
     Interest expense                                          (24,857)          (43,841)           (899,475)
                                                         --------------    --------------    ----------------
                      Total                                     82,977           (43,841)           (588,953)
                                                         --------------    --------------    ----------------
NET LOSS BEFORE MINORITY INTEREST                           (1,528,727)         (226,257)         (8,177,709)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                        3,980             3,157              21,087
                                                         --------------    --------------    ----------------
NET LOSS                                                  $ (1,524,747)       $ (223,100)       $ (8,156,622)
                                                         ==============    ==============    ================

Net loss per basic common share*                               $ (0.04)          $ (0.01)
                                                         ==============    ==============
Net loss per diluted common share*                             $ (0.03)          $ (0.01)
                                                         ==============    ==============

Weighted-average common shares*
     Basic                                                  41,139,625        27,623,153
                                                         ==============    ==============
     Diluted                                                43,706,421        29,026,433
                                                         ==============    ==============



* Retroactively restated for the adoption of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings
     Per Share," effective December 31, 1997.


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1998
-------------------------------------------------------------------------------------------------
                                                    Six            Six         September 27,
                                                  Months         Months        1994 (Date of
                                                   Ended          Ended        Inception) To
                                                 June 30,       June 30,        June 30,
                                                   1998           1997           1998
                                                ------------   ------------   --------------

REVENUES                                           $ 44,911            $ -         $ 85,097
COST OF SERVICE                                     197,553              -          362,601
                                                ------------   ------------   --------------
GROSS MARGIN                                       (152,642)             -         (277,504)
OPERATING EXPENSES:
    Professional fees                               710,275        137,050        1,807,470
    Depreciation and amortization                   865,555         48,550        1,484,737
    Leased license expense                           83,037         32,486          199,198
    General and administrative                    1,234,474        136,921        2,857,109
    Stock option compensation expense                     -              -          962,738
                                                ------------   ------------   --------------
                   Total                          2,893,341        355,007        7,311,252
                                                ------------   ------------   --------------
OPERATING LOSS                                   (3,045,983)      (355,007)      (7,588,756)
OTHER INCOME AND EXPENSES:
    Interest income                                 194,155              -          310,522
    Interest expense                                (57,129)       (69,513)        (899,475)
                                                ------------   ------------   --------------
                   Total                            137,026        (69,513)        (588,953)
                                                ------------   ------------   --------------
NET LOSS BEFORE MINORITY INTEREST                (2,908,957)      (424,520)      (8,177,709)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES             8,076          5,428           21,087
                                                ------------   ------------   --------------
NET LOSS                                        $ (2,900,881)   $ (419,092)    $ (8,156,622)
                                                ============   ============   ==============

Net loss per basic common share*                    $ (0.07)       $ (0.02)
                                                ============   ============
Net loss per diluted common share*                  $ (0.07)       $ (0.02)
                                                ============   ============

Weighted-average common shares*
    Basic                                        39,501,975     22,571,715
                                                ============   ============
    Diluted                                      42,068,771     23,714,108
                                                ============   ============



* Retroactively restated for the adoption of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings
    Per Share," effective December 31, 1997.


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998,
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                        Series "A" Preferred   Series "B" Preferred                       Additional     During the
                                               Stock                Stock              Common Stock         Paid-in     Development
                                        --------------------   --------------------  -----------------   -----------   -------------
                                         Shares    Amount      Shares     Amount     Shares     Amount      Capital        Stage
                                        -------   -------     --------   ---------   -------   -------   -----------   -------------

Issuance of TIC stock to TIC
    shareholders on
    September 27, 1994                                                              1,500,000    15,000

Net loss for the period from
    September 27, 1994
    (date of inception) to
    December 31, 1994                                                                                                     $ (59,108)
                                        ---------  --------   ---------- ---------  ----------  --------   -----------   -----------
BALANCE, DECEMBER 31, 1994                                                          1,500,000    15,000                     (59,108)

Net loss for the year ended
    December 31, 1995                                                                                                      (179,771)
                                        ---------  --------   ---------- ---------  ----------  --------   -----------   -----------
BALANCE, DECEMBER 31, 1995                                                          1,500,000    15,000                    (238,879)

Net loss for the year ended
    December 31, 1996                                                                                                      (422,568)
                                        ---------  --------   ---------- ---------  ----------  --------   -----------   -----------
BALANCE, DECEMBER 31, 1996                                                          1,500,000    15,000                    (661,447)

Reverse acquisition of TIC:
    Exchange of TIC common
    shares for WCCI Series
    "A" Preferred shares               2,397,732  $ 23,977                         (1,500,000)  (15,000)     $ (8,977)

    Addition of WCCI common
    stock                                                                           3,645,833    36,458        50,532

Exchange of CVV common stock
    for WCCI common shares
    and Series "B" Preferred
    shares                                                      354,825   $ 3,548   1,577,000    15,770     7,077,182

Issuance of WCCI common
    stock and Series "A"
    Preferred shares for cash          526,331       5,264                            800,305     8,003     9,986,733

Issuance of warrants below
    fair value                                                                                                657,143

Issuance of WCCI common stock
    and Series "A" Preferred
    shares for cash                     14,292         143                             84,994       850       299,007

Issuance of options for
    common shares and Series
    "A" Preferred shares below
    fair value                                                                                              1,479,074

Net loss for the year ended
     December 31, 1997                                                                                                   (4,594,294)
                                        ---------  --------   ---------- ---------  ----------  --------   -----------   -----------
BALANCE, DECEMBER 31, 1997              2,938,355   29,384      354,825     3,548   6,108,132    61,081    19,540,694    (5,255,741)

Issuance of WCCI common stock
    and Series "A" Preferred
    shares for cash                       319,135    3,191                          2,101,768    21,018     4,932,417

Net loss for the six months
     ended June 30, 1998                                                                                                 (2,900,881)
                                        ---------  --------   ---------- ---------  ----------  --------   -----------   -----------
BALANCE, JUNE 30, 1998                  3,257,490  $ 32,575     354,825   $ 3,548   8,209,900   $ 82,099   $ 24,473,111 $(8,156,622)
                                        =========  ========   ========== =========  ==========  ========   ===========   ===========




See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO JUNE 30, 1998
----------------------------------------------------------------------------------------------------
                                                              Six           Six         September 27,
                                                             Months        Months       1994 (Date of
                                                             Ended         Ended        Inception) To
                                                            June 30,      June 30,        June 30,
                                                              1998          1997           1998
                                                           -----------   -----------   -------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
    Net loss                                             $ (2,900,881)  $  (419,092)   $ (8,156,622)
    Adjustments to reconcile net loss to net cash used in
       development activities:
          Depreciation and amortization                       865,555        48,550       1,484,737
          Minority interest in loss of subsidiaries            (8,076)       (5,428)        (21,087)
          Issuance of stock options below fair value                -             -       1,479,074
          Issuance of warrants below fair value                     -             -         657,143
          Change in assets and liabilities:
             Accounts receivable                                9,275             -          10,234
             Prepaid license fees                             (14,769)       16,940         (26,538)
             Inventory                                          7,679             -          40,904
             Other current assets                               8,837             -          49,281
             Due from affiliates                               (2,121)            -         225,525
             Other assets                                    (139,625)      577,377        (148,469)
             Accounts payable and accrued liabilities         418,543      (282,645)        414,498
             Due to affiliates                                100,666       100,000         (97,476)
             Accrued license lease fees                        20,973       145,730          33,196
             Customer deposits                                 (4,040)            -          (3,723)
                                                           -----------   -----------   -------------
                  Net cash provided by (used in)
                       development activities              (1,637,984)      181,432      (4,059,323)
                                                           -----------   -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion                                         -      (788,424)       (805,955)
    Reverse acquisition of WCCI                                     -        56,582         56,582
    Acquisition of CVV (net of cash acquired)                       -             -        (387,318)
    Purchase of minority interest in CVV                            -             -        (800,000)
    Purchases of equipment                                   (765,748)            -        (894,527)
                                                           -----------   -----------   -------------
                  Net cash used in investing activities      (765,748)     (731,842)     (2,831,218)
                                                           -----------   -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                  3,161,661             -       5,144,606
    Proceeds from issuance of Series A preferred stock      1,794,965             -      10,127,020
    Proceeds from related party borrowings                     45,603        49,141       1,351,220
    Payments on related parties borrowings                          -      (175,319)       (962,293)
    Proceeds from promissory notes                                  -       746,095       2,300,000
    Payments on promissory notes                                    -             -      (2,300,000)
                                                           -----------   -----------   -------------
                  Net cash provided by financing activities 5,002,229       619,917      15,660,553
                                                           -----------   -----------   -------------

NET INCREASE IN CASH                                        2,598,497        69,507       8,770,012
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,171,515         8,902               -
                                                           -----------   -----------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 8,770,012      $ 78,409     $ 8,770,012
                                                           ===========   ===========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                        $ -           $ -        $ 30,996
                                                           ===========   ===========   =============


See notes to consolidated financial statements.

WIRELESS CABLE & COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998
(Unaudited)

 1.       Presentation

         The consolidated financial statements include the accounts of the Company's subsidiaries, including (i) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service wireless communications system in Venezuela, (ii) a 94.9% interest in Auckland Independent Television Services, Ltd., which holds license and lease rights for a multi-point video distribution service and four multi-channel, multi-point distribution service ("MMDS") channels in three New Zealand cities, (iii) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala") and Wireless Communications License Holdings - Guatemala, S.A., corporations which have been formed to acquire and operate telecommunications rights in Guatemala, (iv) a 100% interest in Sociedad Television Interactiva, S.A., a corporation that has the right to manage and operate an LMDS system in Costa Rica, (v) a 90% interest in Wireless Communications Panama, S.A., which will act as the operating company for an LMDS system in Panama, (vi) an 80% interest in WCI de Argentina, which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in Transworld Wireless Television, Inc., a corporation that holds four MMDS channels in Park City, Utah. The Company also has a 45% interest in LatinCom, Inc. which has not engaged in any business activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no Company transactions were considered to be an additional component of comprehensive income. Therefore, comprehensive loss equaled net loss for the three and six months ended June 30, 1998 and 1997.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.     MATERIAL CHANGES IN FINANCIAL CONDITION

         At June 30, 1998, the Company had current assets of $9,044,878, compared to $6,455,282 at December 31, 1997, for an increase of $2,589,596. Cash increased by $2,598,497 from $6,171,515 to $8,770,012 during the six month period, as a result of the Company completing the sale of an aggregate of 1,402,073 shares of the Company's authorized but unissued Common Stock and 235,757 shares of the Company's authorized but unissued Series "A" Preferred stock for a total purchase price of $4,948,795 to FondElec Essential Services Fund, L.P. (the "FondElec Transaction"), which is more particularly described in the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997, as amended, which description is hereby incorporated by reference. Current liabilities as of June 30, 1998 were $2,497,555, compared to $1,961,413 as of December 31, 1997, for an increase of $536,142. The increase was due to an increase in accounts payable (primarily from equipment purchases), an increase in accrued license lease fees and an increase in amounts due to affiliates related to amounts due under a service contract.

         At June 30, 1998, total assets were $20,118,520, compared to $17,489,106 as of December 31, 1997, for an increase of $2,629,414. The increase in total assets was primarily due to the FondElec Transaction and purchases of equipment. Total liabilities increased $573,669, from $3,110,140 as of December 31, 1997 to $3,683,809 as of June 30, 1998. The increase in total liabilities is a result of an increase in related party long-term debt related to additional accrued interest and the increase in current liabilities. Total stockholders' equity increased during the period by $2,055,745, from $14,378,966 at December 31, 1997, to $16,434,711 at June 30, 1998.

          B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

         For the six months ended June 30, 1998, the Company had revenues of $44,911 from the multi-channel video services provided in Caracas, Venezuela by CVV, which manages the Venezuelan network. The Company did not have revenues for the six months ended June 30, 1997. The cost of service for CVV's revenues was $197,553 for the six months ended June 30, 1998.

         Operating expenses for the six months ended June 30, 1998 were $2,893,341 compared to $355,007 for the same period in 1997, for an increase of $2,538,334. This increase was due to costs incurred in obtaining equity capital, start-up expenses associated with the Company's current wireless telecommunications projects and the depreciation, amortization and lease expense from the Company's New Zealand assets and the Venezuelan assets. The Company's operating loss was $3,045,983 for the six months ended June 30, 1998, compared to $355,007 for the same period in 1997.

         Interest income for the six months ended June 30, 1998 was $194,155. The Company had no interest income during the same period in 1997. Interest expense decreased $12,384 from $69,513 for the six months ended June 30, 1997 to $57,129 for the same period in 1998. The decrease was due primarily to elimination of interest expense payable under secured promissory notes that were retired in 1997.

         Minority interest in loss of subsidiaries was $8,076 for the six months ended June 30, 1998, compared to $5,428 for the same period in 1997, for an increase of $2,648. The increase relates to the Company's New Zealand subsidiary and is primarily due to the minority shareholders' portion of the increase in license lease fees.

         As a result of the foregoing, the Company's net loss for the six months ended June 30, 1998 was $2,900,881, compared to $419,092 for the six months ended June 30, 1997, for an increase of $2,481,789.

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

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At June 30, 1998, the Company had cash and cash equivalents of $8.77 million. The cash flow generated by the Company's operations and projected data services network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Nevertheless, the Company believes that its cash and cash equivalents, together with the anticipated cash flow from the operations it brings on line, will be sufficient to cover the Company's operating expenses through 1999.

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

         Year 2000

         The year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the data has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including data sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company is converting its financial systems to year 2000 compliant systems. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century.

         The Company also has third-party customers, financial institutions, vendors and others with which it conducts business. While the Company believes that these third-party vendors and customers will successfully address year 2000 issues in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the section entitled "Legal Proceedings" in the Company's report on Form 10-KSB for the year ended December 31, 1997, as amended.

ITEM 2.  CHANGES IN SECURITIES

                                      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.     OTHER INFORMATION

         In July 1998, the 28 GHz frequency rights in Guatemala were auctioned by the Superintendency of Telecommunications, as provided under Guatemalan law. At the auction, the Guatemalan telephone company acquired the entire 28 GHz frequency range. The telephone company is scheduled to be privatized in the near future. The Company and the Guatemalan telephone company subsequently entered into an agreement under which WCH - Guatemala acquired the right to use the 28 GHz rights for a period of 60 days. During the 60 day period (which ends on September 22, 1998), WCH - Guatemala and the Guatemalan telephone company have agreed to negotiate in good faith the terms under which WCH - Guatemala can acquire the 28 GHz frequency rights (or the rights to use those frequency rights). If the Company is unable to negotiate a contract for the use of the 28 GHz rights on commercially acceptable terms, it intends to acquire the right to use other frequency rights in Guatemala by (i) participating in auctions for other frequencies, (ii) acquiring rights from currently existing rights holders, or (iii) acquiring rights through Guatemala's non-auction license concession procedures. There can be no assurance that the Company will be able to acquire any long-term wireless network rights in Guatemala.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       EXHIBITS.

                                      None

         B.       REPORTS ON FORM 8-K

         On July 17, 1998, the Company filed a report on Form 8-K describing its acquisition through a controlled subsidiary of a multi-channel cable television system and MMDS channel rights in El Salvador.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WIRELESS CABLE & COMMUNICATIONS, INC.



Date: August 19, 1998                             BY  /s/ ANTHONY SANSONE
                                                  Anthony Sansone
                                                  Principal Accounting Officer