Form 10QSB
period 1998-09-30
CONVERGENCE COMMUNICATIONS INC
filed 1998-11-23
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                          Commission file number 21143


                        CONVERGENCE COMMUNICATIONS, INC.

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


Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X] No [ ]


As of November 15, 1998, 11,738,277 shares of Registrant's Common Stock, par value $.001 per share and 101,374 shares of the Registrant's Series B Preferred Stock, par value $.001 per share, were outstanding.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Convergence Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, as amended, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.








                      [THIS SPACE INTENTIONALLY LEFT BLANK]

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------
                                                                                                  September 30,        December 31,
                                                                                                      1998                 1997
                                                                                                  ------------         ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................        $  3,288,650         $  6,171,515
    Accounts receivable - net ............................................................             862,883                9,754
    Due from affiliates ..................................................................               2,656               36,950
    Inventory ............................................................................             131,018               32,074
    Prepaid license fees .................................................................             228,741              186,982
    Other current assets .................................................................               6,557               18,007
                                                                                                  ------------         ------------
                   Total current assets ..................................................           4,520,505            6,455,282
INVESTMENT IN CENTURION ..................................................................             845,955              845,955
EQUIPMENT - net ..........................................................................           3,636,688              421,944
LICENSE RIGHTS - net .....................................................................             720,167              807,167
SUBSCRIBER RIGHTS - net ..................................................................          24,678,715            8,916,587
OTHER ASSETS .............................................................................             486,090               42,171
                                                                                                  ------------         ------------
TOTAL ASSETS .............................................................................        $ 34,888,120         $ 17,489,106
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities .............................................        $  2,752,956         $    640,164
    Notes payable ........................................................................           8,860,226              350,000
    Accrued license lease fees ...........................................................             142,594              121,621
    Accrued consulting fees (payable to related party) ...................................              92,593              100,000
    Due to affiliates ....................................................................             876,137              709,558
    Customer deposits ....................................................................              33,791               40,070
                                                                                                  ------------         ------------
                   Total current liabilities .............................................          12,758,297            1,961,413
LONG-TERM LIABILITIES:
    Long-term debt (owed to related party) ...............................................           1,791,171            1,130,660
    Notes payable ........................................................................           3,341,068                 --
                                                                                                  ------------         ------------
                   Total long-term liabilities ...........................................           5,132,239            1,130,660
MINORITY INTEREST IN SUBSIDIARIES ........................................................           2,385,752               18,067
                                                                                                  ------------         ------------
                   Total liabilities .....................................................          20,276,288            3,110,140
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY*:
    Series "A" Preferred stock; $0.001 par value; 0 shares authorized issued and outstanding in 1998, 4,250,000 authorized: 839,526 shares
       issued and outstanding in 1997 ....................................................                --                    839
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares issued and outstanding in 1998 and 1997  ...........................                 101                  101
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,738,277 and 1,744,999 shares issued and outstanding in
       1998 and 1997, respectively .......................................................              11,738                1,745
    Additional paid-in capital ...........................................................          25,179,494           19,632,022
    Currency translation adjustment ......................................................             (21,018)                --
    Deficit accumulated during the development stage .....................................         (10,558,483)          (5,255,741)
                                                                                                  ------------         ------------
                   Total stockholders' equity ............................................          14,611,832           14,378,966
                                                                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................        $ 34,888,120         $ 17,489,106
                                                                                                  ============         ============

* = Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997, AND
FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                                             Three                Three               September 27,
                                                                             Months               Months              1994 (Date of
                                                                             Ended                Ended               Inception) To
                                                                         September 30,          September 30,          September 30,
                                                                             1998                   1997                   1998
                                                                         ------------           ------------           ------------

NET REVENUES ..................................................          $  1,204,535           $     38,648           $  1,289,632
COST OF SERVICE ...............................................               876,309                 24,106              1,238,910
                                                                         ------------           ------------           ------------
GROSS MARGIN ..................................................               328,226                 14,542                 50,722
OPERATING EXPENSES:
     Professional fees ........................................               669,912                138,919              2,477,382
     Depreciation and amortization ............................               807,906                187,353              2,292,643
     Leased license expense ...................................                40,410                 28,884                239,608
     General and administrative ...............................             1,243,215                306,826              4,100,324
     Stock option compensation expense ........................                  --                     --                  962,738
                                                                         ------------           ------------           ------------
                      Total ...................................             2,761,443                661,982             10,072,695
                                                                         ------------           ------------           ------------
OPERATING LOSS ................................................            (2,433,217)              (647,440)           (10,021,973)
OTHER INCOME AND EXPENSES:
     Interest income ..........................................                57,166                 34,839                367,688
     Interest expense .........................................              (276,797)               (47,348)            (1,176,272)
                                                                         ------------           ------------           ------------
                      Total ...................................              (219,631)               (12,509)              (808,584)
                                                                         ------------           ------------           ------------
NET LOSS BEFORE MINORITY INTEREST .............................            (2,652,848)              (659,949)           (10,830,557)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES .....................               250,987                  3,237                272,074
                                                                         ------------           ------------           ------------
NET LOSS ......................................................          $ (2,401,861)          $   (656,712)          $(10,558,483)
                                                                         ============           ============           ============

Net loss per basic common share* ..............................          $      (0.21)          $      (0.08)
                                                                         ============           ============
Net loss per diluted common share* ............................          $      (0.21)          $      (0.08)
                                                                         ============           ============

Weighted-average common shares*
     Basic ....................................................            11,693,557              8,691,374
                                                                         ============           ============
     Diluted ..................................................            12,528,527              8,691,924
                                                                         ============           ============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998 and the adoption of Statements of Financial Accounting Standards (SFAS)
     No. 128, "Earnings Per Share," effective December 31, 1997.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997, AND
FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                                             Nine                  Nine                September 27,
                                                                            Months                Months               1994 (Date of
                                                                             Ended                 Ended               Inception) To
                                                                          September 30,         September 30,          September 30,
                                                                             1998                   1997                   1998
                                                                         ------------           ------------           ------------

NET REVENUES ..................................................          $  1,249,446           $     38,648           $  1,289,632
COST OF SERVICE ...............................................             1,073,862                 24,106              1,238,910
                                                                         ------------           ------------           ------------
GROSS MARGIN ..................................................               175,584                 14,542                 50,722
OPERATING EXPENSES:
     Professional fees ........................................             1,380,187                229,571              2,477,382
     Depreciation and amortization ............................             1,673,461                235,903              2,292,643
     Leased license expense ...................................               123,447                 61,370                239,608
     General and administrative ...............................             2,477,689                490,145              4,100,324
     Stock option compensation expense ........................                  --                     --                  962,738
                                                                         ------------           ------------           ------------
                      Total ...................................             5,654,784              1,016,989             10,072,695
                                                                         ------------           ------------           ------------
OPERATING LOSS ................................................            (5,479,200)            (1,002,447)           (10,021,973)
OTHER INCOME AND EXPENSES:
     Interest income ..........................................               251,321                 34,839                367,688
     Interest expense .........................................              (333,926)              (116,861)            (1,176,272)
                                                                         ------------           ------------           ------------
                      Total ...................................               (82,605)               (82,022)              (808,584)
                                                                         ------------           ------------           ------------
NET LOSS BEFORE MINORITY INTEREST .............................            (5,561,805)            (1,084,469)           (10,830,557)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES .....................               259,063                  8,665                272,074
                                                                                                ------------           ------------
                                                                         ============           ============           ============
NET LOSS ......................................................          $ (5,302,742)          $ (1,075,804)          $(10,558,483)
                                                                         ============           ============           ============

Net loss per basic common share* ..............................          $      (0.47)          $      (0.15)
                                                                         ============           ============
Net loss per diluted common share* ............................          $      (0.47)          $      (0.15)
                                                                         ============           ============

Weighted-average common shares*
     Basic ....................................................            11,356,162              7,204,602
                                                                         ============           ============
     Diluted ..................................................            12,191,132             10,589,750
                                                                         ============           ============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998 and the adoption of Statements of Financial Accounting Standards (SFAS)
     No. 128, "Earnings Per Share," effective December 31, 1997.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998,
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
-----------------------------------------------------------------------------------
                                                        Series "A" Preferred    Series "B" Preferred
                                                               Stock                   Stock
                                                          Shares *    Amount      Shares *  Amount
                                                        ---------------------   ---------------------
Issuance of TIC stock to TIC shareholders
    on September 27, 1994

Net loss for the period from September 27, 1994
    (date of inception) to December 31, 1994
                                                        --------    --------    --------   --------

BALANCE, DECEMBER 31, 1994

Net loss for the year ended December 31, 1995
                                                        --------    --------    --------   --------

BALANCE, DECEMBER 31, 1995

Net loss for the year ended December 31, 1996
                                                        --------    --------    --------   --------

BALANCE, DECEMBER 31, 1996

Reverse acquisition of TIC:
    Exchange of TIC common shares for CCI
    Series "A" Preferred shares .....................    685,063    $    685

    Addition of CCI common stock

Exchange of CVV common stock for CCI common
    shares and Series "B" Preferred shares ..........                           101,374    $    101

Issuance of CCI common stock and Series
    "A" Preferred shares for cash ...................    150,380         150

Issuance of warrants below fair value

Issuance of CCI common stock and Series
    "A" Preferred shares for cash ...................      4,083           4

Issuance of options for common shares and Series "A" Preferred shares below fair value

Net loss for the year ended December 31, 1997
                                                        --------    --------    --------   --------

BALANCE, DECEMBER 31, 1997 ..........................    839,526         839     101,374        101

Issuance of CCI common stock and Series
    "A" Preferred shares for cash ...................     91,180          91

Conversion of Series "A" Preferred shares into
    common shares ...................................   (930,706)       (930)

Exchange of Telecom common stock for CCI common shares

Net loss for the nine months ended September 30, 1998
                                                        --------    --------    --------   --------

BALANCE, SEPTEMBER 30, 1998 .........................       --      $   --       101,374   $    101
                                                        ========    ========    ========   ========


* = Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998,
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
-----------------------------------------------------------------------------------

                                                                                                                        Deficit
                                                                 Common Stock             Additional  Currency        Accumulated
                                                           ------------------------       Paid-in     Translation     During the
                                                            Shares *         Amount       Capital     Adjustment   Development Stage
                                                        -------------------------------  -----------  -----------  ----------------
Issuance of TIC stock to TIC shareholders
         on September 27, 1994 ......................        428,571    $        429

Net loss for the period from September 27, 1994
         (date of inception) to December 31, 1994 ...   $                                                                   (59,108)
                                                        ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1994 ..........................        428,571             429                                        (59,108)

Net loss for the year ended December 31, 1995 .......                                                                      (179,771)
                                                        ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1995 ..........................        428,571             429                                       (238,879)

Net loss for the year ended December 31, 1996 .......                                                                      (422,568)
                                                        ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996 ..........................        428,571             429                                       (661,447)

Reverse acquisition of TIC:
         Exchange of TIC common shares for CCI
         Series "A" Preferred shares ................       (428,571)           (429)   $     14,315

         Addition of CCI common stock ...............      1,041,494           1,041          85,949

Exchange of CVV common stock for CCI common
         shares and Series "B" Preferred shares .....        450,563             451       7,095,948

Issuance of CCI common stock and Series
         "A" Preferred shares for cash ..............        228,658             229       9,999,621

Issuance of warrants below fair value ...............                                        657,143

Issuance of CCI common stock and Series
         "A" Preferred shares for cash ..............         24,284              24         299,972

Issuance of options for common shares and
         Series "A" Preferred shares below fair value                                      1,479,074

Net loss for the year ended December 31, 1997 .......                                                                    (4,594,294)
                                                        ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997 ..........................      1,744,999           1,745      19,632,022                     (5,255,741)

Issuance of CCI common stock and Series
         "A" Preferred shares for cash ..............        600,504             600       4,955,935

Conversion of Series "A" Preferred shares into
         common shares ..............................      9,307,060           9,307          (8,377)

Exchange of Telecom common stock for CCI
         common shares ..............................         85,714              86         599,914

Net loss for the nine months ended September 30, 1998   $                                                   (21,018)     (5,302,742)
                                                        ------------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1998 .........................     11,738,277    $     11,738      25,179,495    $    (21,018)   (10,558,483)
                                                        ============    ============    ============    ============    ============






* = Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997,
AND FROM SEPTEMBER 27, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
---------------------------------------------------------------------------------------------------------
                                                                                Nine           Nine          September 27,
                                                                                Months         Months        1994 (Date of
                                                                                Ended          Ended         Inception) To
                                                                             September 30,   September 30,   September 30,
                                                                                 1998            1997            1998
                                                                             -------------   -------------   -------------

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
    Net loss .............................................................   $ (5,302,742)   $ (1,075,804)   $(10,558,483)
    Adjustments to reconcile net loss to net cash used in
       development activities:
          Depreciation and amortization ..................................      1,673,461         235,903       2,292,643
          Amortization of note discount on notes payable .................        244,508            --           244,508
          Minority interest in loss of subsidiaries ......................       (259,063)         (8,665)       (272,074)
          Issuance of stock options below fair value .....................           --              --         1,479,074
          Issuance of warrants below fair value ..........................           --              --           657,143
          Change in assets and liabilities, net of effects
            of acquisitions of IAN and interest in Chispa Dos:
             Accounts receivable .........................................         27,435            --            28,394
             Due from affiliates .........................................         76,523         (40,127)        304,169
             Inventory ...................................................         18,064            --            51,289
             Prepaid license fees ........................................        (41,759)        (44,567)        (53,528)
             Other current assets ........................................         11,688            --            52,132
             Other assets ................................................       (289,420)        585,396        (298,264)
             Accounts payable and accrued liabilities ....................        696,766        (459,807)        692,721
             Accrued license lease fees ..................................         20,973         121,621          33,196
             Accrued consulting fees .....................................         (7,407)           --            (7,407)
             Due to affiliates ...........................................        146,913         100,000         (51,229)
             Customer deposits ...........................................         (6,917)           --            (6,600)
                                                                             ------------    ------------    ------------
                  Net cash used in development activities ................     (2,990,977)       (586,050)     (5,412,316)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion ..............................................           --        (1,648,455)       (805,955)
    Reverse acquisition of WCCI ..........................................           --            56,582          56,582
    Acquisition of CVV (net of cash acquired) ............................           --          (200,000)       (387,318)
    Purchase of minority interest in CVV .................................           --              --          (800,000)
    Acquisition of interest in Chispa Dos (net of cash acquired(2,341,074)           --        (2,341,074)
    Acquisition of IAN (net of cash acquired) ............................       (961,412)           --          (961,412)
    Purchases of equipment ...............................................     (1,605,959)           --        (1,734,738)
                                                                             ------------    ------------    ------------
                  Net cash used in investing activities ..................     (4,908,445)     (1,791,873)     (6,973,915)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...............................      3,161,661       1,800,686       5,144,606
    Proceeds from issuance of Series A preferred stock ...................      1,794,965       8,199,314      10,127,020
    Proceeds from related party borrowings ...............................         60,510          58,960       1,366,127
    Payments on related parties borrowings ...............................           --          (175,319)       (962,293)
    Proceeds from promissory notes .......................................           --         2,985,600       2,300,000
    Payments on promissory notes .........................................           --        (2,253,217)     (2,300,000)
                                                                             ------------    ------------    ------------
                  Net cash provided by financing activities ..............      5,017,136      10,616,024      15,675,460
                                                                             ------------    ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH .........................................           (579)           --              (579)
                                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH ..........................................     (2,882,865)      8,238,101       3,288,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................      6,171,515           8,902            --
                                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  3,288,650    $  8,247,003    $  3,288,650
                                                                             ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest ...............................   $       --      $       --      $     30,996
                                                                             ============    ============    ============


See notes to consolidated financial statements.





CONVERGENCE COMMUNICATINOS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  (Continued)  (UNAUDITED)  FOR THE NINE
MONTHS ENDED  SEPTEMBER  30, 1998 AND 1997 AND FROM  SEPTEMBER 27, 1994 (DATE OF
INCEPTION) TO SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

     Acquisition  by  Chispa  Dos of the El  Salvador  multi-channel  television systems (July 17,  1998):
           Fair value of assets  acquired,  including subscriber  rights and equipment  (net of cash acquired).........................................................................$  17,290,853
           Fair  value  of   liabilities   assumed...................................................................     (956,513)
           Notes   payable...........................................................................................  (11,366,518)
           Minority interest.........................................................................................   (2,626,748)
                                                                                                                     -------------
               Net cash paid.........................................................................................$   2,341,074
                                                                                                                     =============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
     Acquisition of IAN (August 17, 1998):
           Fair value of assets acquired, including subscriber rights and
           equipment(net of cash acquired)...........................................................................$   2,881,495
           Fair value of liabilities assumed.........................................................................     (520,083)
           CCI common stock issued...................................................................................     (600,000)
           Notes payable.............................................................................................     (800,000)
                                                                                                                     -------------
                     Net cash paid                                                                                   $     961,412
                                                                                                                     =============

The determination of the fair value of the assets described above are preliminary. The actual amounts recorded will vary based upon the final purchase price allocation resulting from settlement of any financial statement adjustments under the acquisition agreements and the completion of asset and technology valuations which will occur prior to reporting the audited financial results for the year ended December 31, 1998.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 1998

 1.       Presentation

     The  interim  unaudited   consolidated  financial  statements  include  the
accounts of the Company's subsidiaries, including (i) a 100% interest in Interamerican Telecom, Inc., ("Telecom") which, through a wholly owned subsidiary, holds 100% of the stock of Interamerican Net de Venezuela, S.A., ("IAN"), a Venezuelan internet service provider; (ii) a 49.5% interest in Chispa Dos, Inc., ("Chispa Dos") which holds 100% of the stock of two separate companies providing multi-channel television services in El Salvador. Under the terms of the parties agreements the Company has operating control and holds a majority of the board of directors seats for Chispa Dos; (iii) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service wireless communications system in Venezuela; (iv) a 94.9% interest in Auckland Independent Television Services, Ltd., which holds license and lease rights for a multi-point video distribution service and four multi-channel, multi-point distribution service ("MMDS") channels in three new Zealand cities;
(v) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala") and Wireless Communications License Holdings - Guatemala, S.A., corporations which have been formed to acquire and operate telecommunications rights in Guatemala; (vi) a 100% interest in Sociedad Television Interactiva, S.A., a corporation that has the right to manage and operate an LMDS system in Costa Rica; (vii) a 90% interest in Wireless Communications Panama, S.A., which will act as the operating company for an LMDS system in Panama; (viii) an 80% interest in WCI de Argentina, which holds a value added license to provide telecommunications services in Argentina; and (ix) a 100% interest in Transworld Wireless Television, Inc., a corporation that holds four MMDS channels in Park City, Utah. The Company also has a 45% interest in LatinCom, Inc., which has not engaged in any business activities and an 8.46% interest in Comunicaciones Centurion, S.A., which holds the licenses for the multi-point distribution services provided by CVV. All significant intercompany accounts and transactions have been eliminated in consolidation.

 2.       Net loss per common share

                  Net loss per common share is computed by both the basic method, which uses the weighted average number of common shares, and the diluted method, which assumes the exercise of stock options and warrants, as calculated using the treasury stock method. All share amounts have been retroactively restated for the 1 for 3.5 reverse stock split and conversion of each Series A preferred share into 10 shares of common stock, as approved by the Company's shareholders on August 17, 1998. See Part II, Item 4.

 4.       Use of Estimates in Preparing Financial Statements

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

 5.       New Accounting Standard

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130. Accordingly, the Company determined that no other Company transactions were considered to be an additional component of comprehensive income except for the currency translation adjustment of $21,018 for the three months ended September 30, 1998. Except for the currency translation adjustment, comprehensive loss equaled net loss for the three and nine months ended September 30, 1998 and 1997.

 6.       Year 2000

         The "year 2000 issue" relates to the potential problems with computer systems or any equipment with computer chips that use dates where the data has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism, including data sensitive software, which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company recently adopted a policy of purchasing only equipment which is year 2000 compliant and is converting its current financial and operating systems to year 2000 compliant systems. The Company does not anticipate a significant cost to modify its systems to accommodate the impact of the upcoming change in the century.

         The Company also has third-party customers, financial institutions, vendors and others with which its conducts business. While the Company believes that these third-party vendors and customers will successfully address year 2000 issues in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.     MATERIAL CHANGES IN FINANCIAL CONDITION

         At September 30, 1998, the Company had current assets of $4,520,505, compared to $6,455,282 at December 31, 1997, for a decrease of $1,934,777. Cash decreased by $2,882,865 from $6,171,515 to $3,288,650 during the nine month period, primarily as a result of the Company's investment in Chispa Dos and the acquisition by Chispa Dos of two multi-channel television service companies in El Salvador ("El Salvador Acquisitions"), the Company's acquisition of IAN, a Venezuelan internet service provider ("IAN Acquisition"), and the Company's purchase of equipment to develop the network infrastructure for the Company's start-up markets. The El Salvador Acquisitions are more particularly described in the Company's report on Form 8-K filed August 3, 1998, which description is incorporated herein by reference. The IAN Acquisition is more particularly described in the Company's report on Form 8-K filed September 1, 1998, which description is incorporated herein by reference. The determination of the fair value of the assets recorded for these acquisitions are preliminary. The actual amounts recorded will vary based upon the final purchase price allocation resulting from settlement of any financial statement adjustments under the acquisition agreements and the completion of asset and technology valuations which will occur prior to reporting the audited financial results for the year ended December 31, 1998. Current liabilities as of September 30, 1998 were $12,758,297, compared to $1,961,413 as of December 31, 1997, for an increase of $10,796,884. The increase was primarily due to an increase in accounts payable and accrued expenses which were assumed in the El Salvador Acquisitions and the IAN Acquisition (collectively, the "Acquisitions"), an increase in notes payable related to future amounts due under the Acquisitions, an increase in accrued license lease fees and an increase in amounts due to affiliates related to amounts due under a service contract.

         At September  30,  1998,  total  assets were  $34,888,120,  compared to
$17,489,106  as of  December  31,  1997,  for an increase  of  $17,399,014.  The increase in total assets was primarily due to the assets acquired in the Acquisitions and purchases of equipment. Total liabilities increased
$17,166,148,  from  $3,110,140  as of  December  31, 1997 to  $20,276,288  as of
September 30, 1998. The increase in total liabilities is primarily a result of the increase in current liabilities, an increase in related party long-term debt related to additional accrued interest, an increase in notes payable related to future amounts due under the Acquisitions and an increase in minority interest in subsidiaries associated with the recording of the net interest in Chispa Dos for the other shareholder in Chispa Dos. Total stockholders' equity increased during the period by $232,866, from $14,378,966 at December 31, 1997, to $14,611,832 at September 30, 1998.

          B.     MATERIAL CHANGES IN RESULTS OF OPERATIONS

         For the nine months ended September 30, 1998, the Company had revenues of $1,249,446, which includes revenues from the El Salvador Acquisitions from July 17, 1998 and the IAN Acquisition from August 17, 1998. This compares to revenues of $38,648 for the nine months ended September 30, 1997. The 1997 revenues were generated from the multi-channel television service provided in Caracas, Venezuela by CVV, for the period from August 17, 1997 (date of acquisition) to September 30, 1997. The cost of service for the nine months ended September 30, 1998 was $1,073,862, compared to $24,106 for the nine months ended September 30, 1997.

         Operating expenses for the nine months ended September 30, 1998 were $5,654,784 compared to $1,016,989 for the same period in 1997, for an increase of $4,637,795. This increase was primarily due to costs associated with negotiating and completing the Acquisitions, start-up expenses associated with the Company's current telecommunications projects and the depreciation, amortization and lease expense from the Company's telecommunications assets and subscriber rights. The Company's operating loss was $5,479,200 for the nine months ended September 30, 1998, compared to $1,002,447 for the same period in 1997.

         Interest income for the nine months ended September 30, 1998 was $251,321, compared to $34,839 for the same period in 1997, for an increase of $216,482. The increase was primarily due to higher cash balances related to cash received for equity investments in August 1997 and February 1998. Interest expense increased $217,065 from $116,861 for the nine months ended September 30, 1997, to $333,926 for the same period in 1998. The increase was due primarily to interest associated with the notes payable related to the Acquisitions.

         Minority interest in loss of subsidiaries was $259,063 for the nine months ended September 30, 1998, compared to $8,665 for the same period in 1997, for an increase of $250,398. The increase primarily relates to the loss attributable to the minority shareholder's interest in Chispa Dos.

     As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1998 was $5,302,742, compared to $1,075,804 for the nine months ended September 30, 1997, for an increase in net loss of $4,226,938.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund the Company's acquisitions, fund investments in start-up network operations, provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new business opportunities. The Company's foreign subsidiary interests have been financed by the Company through a combination of equity investments and shareholder loans.

         The Company's principal sources of funds are its available reserves of cash and cash equivalents. At September 30, 1998, the Company had cash and cash equivalents of $3.29 million. The cash flow generated by the Company's current operations and projected telecommunications and multi-channel television services will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs. Accordingly, the Company's cash and cash equivalents are being depleted under current operating conditions. Nevertheless, the Company believes that its cash and cash equivalents, together with the anticipated cash flow from its operations, will be sufficient to cover the Company's operating expenses through the end of 1998.

         The Company has entered into negotiations with two of its current shareholders who have previously provided equity capital to the Company for an additional round of equity financing. The Company anticipates that any such financing would be available to the Company in two installments, one in late 1998 and the other in early 1999. There can be no assurance the Company will acquire additional financing from the shareholders with which it is currently negotiating, or on what terms any such financing would be available, if at all.

         The Company's current business plan anticipates further growth in the acquired companies, launching of new markets, and launching of additional telecommunications services as the Company's target markets deregulate. The Company's current sources of funds are insufficient to fund the complete buildout and launch of those markets and service capabilities. The ability of the Company to launch all markets and provide these services will be dependent upon the Company obtaining substantial additional sources of funds to finance these projects. The Company is also in negotiations with third party financing sources and vendor relationships for equity and debt financing transactions. While the Company believes that it may be able to obtain additional financing through one or more of these sources, no assurances can be given that any such financing will be available, or that the Company would be able to obtain any such financing on favorable terms.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the section entitled "Legal Proceedings" in the Company's report on Form 10-KSB for the year ended December 31, 1997, as amended and the Company's report on Form 8-K filed on October 23, 1998.

ITEM 2.  CHANGES IN SECURITIES

         See Item 4 below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

         The Company held its annual meeting of stockholders on August 17, 1998. At that meeting, the Company's shareholders approved the Company's Amended and Restated Articles of Incorporation, which were previously adopted by the Company's board of directors. The shareholders also approved a 1 for 3.5 reverse stock split of the Company's outstanding capital stock and an agreement under which each share of the Company's outstanding Series A Preferred Stock was converted into ten shares of Common Stock.

ITEM 5.

     In June 1996, the licensing authority for the Republic of Panama issued Administracion E Inversiones Radiales, S.A. ("ADIRA") licenses for 24 5MHz channels in the 27.6 to 28.08 GHz frequency band and 1 channel in the 6086 MHz frequency band for Panama City, Panama (the "Original Frequencies"). In March 1997, the Company acquired 90% of Wireless Communications Panama S.A. ("Wireless Panama"), a Panamanian joint venture corporation that was formed for the purpose of commercializing those rights. The other 10% of Wireless Panama is owned by ADIRA on a non-dilutive basis.

     In September 1998, ADIRA made application with the Panamanian licensing authority for the frequencies between the 5MHZ channels in the 27.6 to 26.08 band for Panama City, Panama, and Wireless Panama made application for frequencies consisting of a 1.4GHz block of frequencies in the 28.1GHz to 29.5GHz band for Panama City, Panama (the "New Frequencies"). Those applications were prompted, in part, by the Company's determination that the New Frequencies would allow the Company to carry out its proposed local multi-point distribution service business operations in Panama. The application by Wireless Panama was also prompted by the Panamanian licensing authority's claim in a regulatory proceeding that ADIRA was not using the Original Frequencies. The Company believes those claims are without merit and filed an appeal. On November 16, 1998, the Panamanian licensing authority notified ADIRA that it had rejected the appeal, with the result that the right to use the Original Frequencies was revoked. ADIRA may appeal the decision of the licensing authority to the Panamanian Supreme Court. ADIRA is currently evaluating whether it will do so.

     On October 2, 1998, the Company received notice that the applications of ADIRA and Wireless Panama for the New Frequencies had been approved and would be subjected to the alternative application process consisting of (i) a 30-day notice period (the "Initial Period") during which third parties could offer to match the annual rent offered by ADIRA or Wireless Panama for all or a portion of the New Frequencies ("Alternative Applications") and (ii) an additional fourteen day period (the "Review Period") during which the Panamanian licensing authority will evaluate any Alternative Applications which it may receive. The Initial Period ended on November 16, 1998 and the Review Period will expire on November 30, 1998. If the Panamanian licensing authority receives any Alternative Applications for any of the New Frequencies, the portions of the New Frequencies that are the subject of those requests would be awarded first, on the basis of the priority level accorded to each of the proposed uses and, second, in the event of multiple applications with equal priority levels, through a lottery process expected to be conducted by the Panamanian licensing authority on Decenber 6, 1998. It is anticipated that frequencies for which no Alternative Applications are filed will be awarded within 14 days of the conclusion of the Review Period.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       EXHIBITS.

         None

         B.       REPORTS ON FORM 8-K

         On October 23, 1998, the Company filed a report on Form 8-K describing the resignation of two of the Company's board members, the termination of one of the Company's executive employees and two arbitration proceedings. On September 1, 1998, the Company filed a report on Form 8-K describing its acquisition, through wholly-owned subsidiaries, of an internet service business in Maracaibo, Venezuela and the results from the Company's annual meeting of stockholders held on August 17, 1998. As permitted by Securities and Exchange Commission regulations, on September 30, 1998, the Company filed a report on Form 8-KA which contained the financial statements required under the Securities Exchange Act of 1934 for the El Salvador Acquisition, as described in the report on Form 8-K filed on August 13, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CONVERGENCE COMMUNICATIONS, INC.


Date: November 20, 1998                           BY  /s/ JERRY SLOVINSKI
                                                  ------------------------------
                                                  Jerry Slovinski
                                                  Chief Financial Officer