Form 10KSB
period 1998-12-31
CONVERGENCE COMMUNICATIONS INC
filed 1999-04-15
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)
   (X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

   ( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission file number                                                  00-21143

                        CONVERGENCE COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

             Nevada                                                   87-0545056
 (State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  102 West 500 South, Suite 320
       Salt Lake City, Utah                                                84101
(Address of principal executive office)                               (Zip Code)

(Issuer's telephone number) (801) 328-5618

Securities to be registered under
   Section 12(b) of the Act:
      Title of each class              Name of each exchange on which registered
 Common Stock, Par Value $.001                                              None

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

State the registrant's net revenue for its most recent fiscal year:  $3,113,482.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, was $11,936,992.

As of March 1, 1999, 11,738,277 shares of registrant's Common Stock, par value $.001 per share and 101,379 shares of the registrant's Series B Preferred Shares, par value $.001 per share, were outstanding.

                        CONVERGENCE COMMUNICATIONS, INC.
                                 April 14, 1999
                                   Form 10-KSB

PART 1.

                                   THE COMPANY

                    Exact corporate name: Convergence Communications, Inc. State and date of incorporation: Nevada - July 23, 1995
      Street address of principal office:  102 West 500 South, Suite 320
                                           Salt Lake City, Utah 84101
                Company telephone number:  (801) 328-5618
                         Fiscal year end:  December 31

                             BUSINESS AND PROPERTIES

OVERVIEW

         Convergence Communications, Inc. (the "Company") is a facilities-based provider of high-quality, low-cost integrated communications services through its own metropolitan area networks. The Company operates in recently deregulated and high growth markets, principally in Central America and the Andean region, and intends to expand its operations to Mexico. The Company currently offers business, governmental and residential customers high-bandwidth, high-speed data connections, high-speed and dial-up Internet access, voice and video services. The Company uses technology that is based on the Internet Protocol ("IP") and employs networks that consist, assuming the consummation of certain transactions described herein, of over 600 route kilometers of fiber-optic and hybrid fiber coaxial cable, plus "last mile" high-bandwidth fixed wireless connectivity. These networks cover a majority of the central business districts in each of the Company's current major markets. The Company currently provides services to in excess of 29,000 subscribers and, upon the completion of certain transactions for which it has entered into acquisition agreements, it will have over 42,000 subscribers. See "Description of the Company's Business - Note Regarding Acquisitions," below.

         The Company believes many underdeveloped countries, particularly countries in Latin America, are experiencing rapid economic and population growth, as well as unparalleled demand for expanded telecommunications services. In many instances, however, the operators of incumbent telecommunications systems in the Company's market areas have difficulty responding to market demands for efficient service, new fixed lines and the bandwidth necessary for data transmission and high-speed Internet access. The Company believes the market penetration in those countries by telecommunications services providers has been limited in comparison to developed countries, such as the United States.

         The Company's business goal is to establish itself as one of the first facilities-based providers of bundled telecommunication services to business, governmental and residential customers in Central America, the Andean region and Mexico. The total population of these markets exceeds 140 million people. The Company's strategy for achieving this goal is based on (i) the development or acquisition of high-bandwidth metropolitan area networks, (ii) strategic acquisitions of existing Internet service providers ("ISPs"), cable television networks and telephony service providers, (iii) maximizing subscriber penetration through careful segmentation of each market's customer base, customized services, competitive pricing and customer service and support, and
(iv) strategic alliances with strong local partners. The Company believes its first mover advantage will allow it to obtain access to high-end customers in both the business and residential markets. The Company also believes rapid implementation of its business strategy will create higher barriers to entry, thereby limiting competition, and that its lowest operating cost strategy and highly differentiated service offerings will provide it with a sustainable competitive advantage.

         Through strategic acquisitions and partnerships, the Company has gained access to an existing customer base, experienced local management teams, and knowledge of the regulatory and market environments in which it intends to operate. Once the Company establishes an operating platform in a market, its next step is to focus on maximizing subscriber growth through careful segmentation of the customer base, customizing the services offered to each identified segment, and competitive pricing. The Company intends to develop brand awareness by offering network reliability and high quality customer support.

         The Company employs an IP-based technology platform that utilizes packet switching to transmit voice, video and data elements over the same network. The Company combines this technology with a delivery network that uses fiber-optic and coaxial cable networks with wireless distribution systems. The Company believes this approach allows the most efficient delivery of high-speed "last mile" connectivity with IP-based service offerings, and provides an economical method of delivering high quality bundled communications services. The Company ultimately plans to provide voice, data, Internet and video services over the same network architecture in each of its markets.

         The Company was incorporated in Nevada in 1995 as "Wireless Cable & Communications, Inc." On August 24, 1998, the Company changed its name to "Convergence Communications, Inc." All references to the Company in this report include the Company's direct and indirect partially and wholly owned subsidiaries. The Company's principal executive offices are located at 102 West 500 South, Suite 320, Salt Lake City, Utah 84101, and its telephone number is
(801) 328-5618. The Company's principal operating offices are located at 9050 Pembroke Pines Blvd., Pembroke Pines, Florida 33024, and its telephone number is
(954) 430-9393. The Company's web site is located at www.convergence-comm.net.

DESCRIPTION OF THE COMPANY'S BUSINESS

General

         The Company is a facilities-based provider of high-quality, low-cost integrated communications services through its own metropolitan area networks. The Company intends to operate in recently deregulated and high growth markets, principally in Central America, the Andean region and Mexico. The Company currently offers or, upon the consummation of certain transactions described below, will have the ability to offer, business, governmental and residential customers bundled high-bandwidth, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of its markets, including Guatemala, El Salvador, Venezuela, Costa Rica, and Panama. The Company uses technology that is based on the Internet Protocol ("IP") platform and employs networks that consist, upon the closing of certain acquisitions described herein, of over 600 route kilometers of fiber-optic, hybrid fiber coaxial cable, plus "last mile" high-bandwidth fixed wireless connectivity. These networks cover a majority of the central business districts in each of its major markets. See "Description of the Company's Business - Note Regarding Acquisitions."

Market Opportunity

         The combined telecommunications market worldwide is believed to be in excess of $600 billion and is expected to grow to $1.0 trillion by the year 2002. Growth in this industry is driven by the increased demand for bandwidth intensive applications such as e-commerce, video-on-demand, and video conferencing. Internet access and data services are arguably one of the fastest growing segments of the global telecommunications market, with an estimated 116 million Internet users worldwide. One of the most notable trends in the industry as a result of the growth of the Internet is the adoption of IP as the standard for wide-area corporate communications. IP allows computers with different architectures and operating systems to communicate with one another over the Internet. Telecommunication companies are expected to shift from the traditional circuit-switched networks to the operation of packet-switched networks by incorporating IP into their backbone. Several companies (including Level 3) are working on new products and developing end-to-end IP-based networks, while others (such as Qwest Communications and IXC Communications) already offer long-distance services over the Internet at rates that are lower than those of traditional carriers. In addition, as packet-switched technology is further developed and it becomes more cost effective to move voice and data traffic over the same network, the Company believes there should be a significant increase in the use of IP-based networks. According to Ovum, an independent analyst group, the worldwide market for IP will reach over $60 billion by 2005. The global usage of IP telephony and facsimile services is expected to increase from 30 million minutes in 1997 to 4.4 billion minutes in 1999.

         The Latin American telecommunications industry is also undergoing dramatic change, including widespread privatization of existing networks (such as Telebras in Brazil and Telecomunicaciones de Guatemala in Guatemala). In many instances, however, the Company believes the operators of incumbent telecommunications systems have difficulty responding to market demands for efficient service, new fixed lines and the bandwidth necessary for data transmission and high-speed Internet access. The Company also believes the market penetration in those countries by telecommunications services providers has been limited in comparison to developed countries such as the United States. For example, telephone penetration in Latin America remains low, averaging less than 13% (ranging from 23% in Southern Argentina to 5% in Guatemala), compared to more developed markets such as the United States, where telephone penetration is 64%.

         Recent developments in the Company's markets have focused on the improvement of basic services and growth in lines. The Company believes the Internet market can be seen as both a result of market deregulation and a driver for more pervasive deregulation and infrastructure improvement. Internet usage in Latin America is estimated to grow from approximately 10 million users in 1996 to nearly 34 million users in 2000 and countries with antiquated networks are realizing the need to install higher bandwidth networks (i.e., fiber-optic networks). This is expected to result in a significant growth in the revenues generated in the Latin American telecommunications market, which is expected to total $63.7 billion in 2000 and $74.2 billion in 2001, up from $33.2 billion in 1996.

         The Company believes the demand for data transmission services and high-speed Internet access will grow at unprecedented rates. The Company also believes incumbent telecommunications networks in Latin America are unable to meet the current, let alone the expected, bandwidth demands (in large part because of the relatively poor state of their infrastructures) and that they will also be unable to evolve to support new, next-generation, integrated communications services. Based on the Company's market research, it believes businesses, governments and households desire those types of services, but in many instances are unable to obtain them because of inadequate infrastructure. The Company believes its market opportunities in Latin America will be further enhanced by the deregulation of other industries, and increased foreign investment, which will increase the demand for private networks with more bandwidth.

The Company's Business Solution

         The Company believes emerging technologies have significantly enhanced the value and capacity of networks that combine fiber-optic and coaxial cable with wireless communications systems, in part because of the convergence of traditional voice, data and video switching technologies. The Internet has played a key role in this evolutionary trend. The Company employs an IP-based technology platform that utilizes packet switching to transmit voice, video and data elements over the same network. The Company uses this technology with delivery networks that combine fiber-optic, coaxial cable networks and wireless communication systems. This approach allows "last mile" connectivity with IP-based service offerings, providing an economical method of delivering high-quality, high-speed bundled communications services.

         The Company offers a wide variety of telecommunications services, including high-bandwidth, high-speed data transmission, high-speed and dial-up Internet access, voice, video and value-added services in many of its markets. The Company intends to allow subscribers to combine or bundle services into packages, rather than offering only telecommunications service packages designed for a "typical" customer. The Company believes this flexible sales strategy will reduce switching barriers for potential subscribers who may be reluctant to switch all of their telecommunications services, or for subscribers with existing contracts with other service providers. The Company's customers will benefit from having a single provider of telecommunication solutions on a single bill.

Business Strategies

         The Company's business objective is to establish itself as a premier facilities-based provider of integrated high-bandwidth telecommunication solutions to business, governmental and residential customers in Central America, the Andean region and Mexico. The Company will employ the following strategies to achieve its overall objective:

         Focus on Underserved Markets in Central America, the Andean Region and Mexico. The Company provides and intends to expand its integrated communication solutions in under-served markets in Central America, the Andean region and Mexico. The Company believes there is a large and growing demand for high-speed and dial-up Internet access, high-speed data transmission, voice and video services in these markets. The Company also believes that, as a first provider of competitively priced bundled telecommunications services in many of these rapidly deregulating markets, it will be able to secure a significant subscriber base and market share of high-end customers with minimal turnover.

         Pursue Strategic Acquisitions of Subscriber Bases and Ancillary Services. In addition to developing its own subscriber base through the promotion of its telecommunications services, the Company intends to engage in selective acquisitions of existing telecommunications subscriber bases, or the acquisition of existing CATV operations, ISPs or local and long distance telephone companies. See, e.g., "Description of the Company's Business-Markets-Guatemala," below. The Company believes these strategic acquisitions will provide it with positive cash flow. In addition, the Company believes it can benefit from the vertical integration of key service providers in the telecommunications industry and, in cases where the acquired company relies primarily on antiquated networks, it can provide the acquired company with a viable method of increasing its existing subscriber base through the promotion of the Company's high-bandwidth telecommunications networks.

         Initial Focus on Internet and Data Services. The Company is focusing its initial network development and acquisition activities on the provision of high-speed and dial-up Internet access, high-speed data connections and value-added services. The Company believes the subscriber base for these services is, in general, more affluent and stable. As a result, the Company believes that, by first emphasizing those services, it will be able more quickly to achieve positive cash flow.

         Use of Lower Cost, High-Bandwidth Communications Networks. The Company intends to provide its telecommunications services through the integrated use of its own next-generation transmission networks that use fiber-optics, coaxial cable and wireless communications systems. The Company believes this approach allows the most efficient delivery of high-speed "last mile" connectivity with IP-based service offerings, providing a lower overall network cost of delivering bundled communications services. The Company also believes its lower cost structure will allow it to economically access smaller buildings and more customers than by using only one type of delivery system and, therefore, that it will enjoy more price flexibility. Further, the flexibility of the Company's network architecture should allow it to minimize the deployment of network equipment not associated with revenues, since a significant portion of its planned capital expenditures will be for the purchase of subscriber premises equipment (which is generally deployed only when subscribers are acquired). In addition, the Company's systems will not need to cover an entire market before the Company can initiate service in that market. By contrast, competitive wireline networks incur the majority of their costs before the first paying customer is switched on.

         Customized Approach to Bundled Services. The Company offers a wide variety of telecommunications services, including high-bandwidth, high-speed data transmission, high-speed and dial-up Internet access, voice, video and value-added services. The Company intends to allow customers to combine or bundle services into customized packages, rather than offering only bundled packages designed for a "typical" customer.

         End User Focus. The Company offers its services directly to end users, rather than positioning itself as a wholesale network service provider. By deriving the majority of its revenues from providing telecommunications services directly to end user customers, the Company believes it will quickly establish a sustainable and broad customer base. In addition, the Company believes that, by offering last-mile connectivity, it will create higher barriers to entry, thereby limiting competition. The Company believes this strategy will minimize the risk of generating substantial revenues from only a limited number of sources, and that it will maximize revenues and profitability by accessing the higher priced retail market.

         Maximize Subscriber Penetration. In order to more rapidly become cash flow positive, the Company plans initially to offer services in those markets which it believes have the most potential to generate significant subscriber growth. These markets include the major metropolitan areas in Guatemala, El Salvador, Venezuela, Costa Rica, Panama and Mexico, which have denser populations with higher disposable income and a potentially greater demand and use of telecommunications services. The Company also intends to rapidly develop its own high-bandwidth metropolitan area networks for the delivery of bundled communications services. See "Description of the Company's Business-Markets," below. The Company believes its first mover advantage will allow it to obtain access to high-end customers in both the business and residential markets. Once the Company establishes an operating platform in a market, its next step is to focus on maximizing subscriber growth through careful segmentation of the customer base, customizing the services offered to each identified segment, and competitive pricing. The Company intends to develop brand awareness by offering network reliability, complemented by high quality customer support. The Company also believes rapid implementation of its business strategy will yield more control over the end user, and create higher barriers to entry.

         Utilize and Support Local Management. The Company relies on local managers in the countries where it operates. These local managers play an active role in securing network rights and obtaining necessary regulatory approvals, assisting in arranging, identifying and evaluating opportunities for the Company's business, and providing local advocacy for the Company's operations. The Company's local management, which typically have managerial and operating experience in the telecommunications industry, will be supported by the Company's corporate operations staff, which is located in Florida. The Company believes the use of local managers allows it to respond rapidly and effectively to operational matters, develop and maintain effective working relationships with local partners and capitalize on telecommunications opportunities. The Company has recently acquired several companies and has been able to retain their local experienced management.

         Strategic Alliances. The Company has entered into strategic alliances with a number of companies and entities already active in the Latin American telecommunications markets. The Company believes these partners are both influential and respected within their countries or regions, and they typically work closely with the Company's senior management.

Network Technology

         The Company employs an Internet Protocol ("IP") based technology platform that utilizes packet switching to transmit voice, video and data elements over the same network. The Company combines this technology with a delivery network that uses fiber-optic, coaxial cable networks and wireless telecommunication networks. The Company believes this network architecture allows the most efficient delivery of high-speed "last mile" connectivity with IP-based service offerings, providing an economical method of delivering high quality bundled communications services. The Company ultimately plans to provide voice, data, Internet and video services over the same network architecture in each of its markets. The Company believes emerging technologies have significantly enhanced the value and capacity of networks that combine fiber-optic, coaxial and fixed wireless communications systems.

         The strong demand for higher transmission speed and bandwidth and the emergence of a number of new technologies applicable to the communications industry have resulted in a convergence of data and voice transmission. The Company believes this convergence is creating a fundamental change in the telecommunications industry--a move from the traditional circuit-switched networks that were primarily designed for voice communications to packet-switched networks using IP technology. This technology makes it possible to move information at a lower cost, because IP makes more efficient use of the network capacity.

         Circuit-switched networks use a single circuit for each conversation, while conventional data networks route each data transmission separately, occupying an entire circuit or portion of the network for the duration of the call or data transmission. Packet switching technology also allows the transmission of both voice and data elements over the same network. In a packet-switched network, there is no single unbroken connection between sender and receiver. When information is sent, it is broken into small packets that are mixed with other transmissions, sent over many different routes at the same time, and then reassembled at the receiving end. In this process, IP is used as the basic form of creating and reassembling the packets and ensuring the packets reach the correct destination. Because IP packet switching makes it possible to fill a network's entire capacity with packets, it can move large amounts of information efficiently and, the Company believes, at lower cost than traditional circuit-switched networks.

         Packet-switched networks have less overhead than traditional circuit-switched networks, which translates into cost savings. Sprint Corporation, for example, estimates it will save 70% over circuit switching with its packet-switched network. For a provider with both local and long distance facilities to move a 650-megabit CD ROM worth of information (the equivalent of the contents of eight encyclopedia volumes) from New York to London over the traditional public switched telephone network would cost the provider approximately $27.00. However, to move the same amount of information over an IP network would cost the provider only about $2.00.

         The Company believes that another significant advantage of packet switching technologies over circuit switching is the perceived difference in the improvement rate of the technology. The rate of improvement of technologies is measured by the time required to double the performance/cost ratio
(switched/second/dollar). Historically, circuit switching technologies have doubled their performance cost ratio approximately every 40 to 80 months, depending on the specific nature of the switch, while packet switching technologies currently double this ratio every 10 to 20 months.

         The Company also believes its IP-based architecture facilitates a significantly more sophisticated bandwidth management capability. While competitors can offer limited bandwidth guarantees (e.g. high-level voice, video and data management), the Company can actively manage bandwidth at a services layer. This effectively means that the Company can allocate bandwidth on demand to a particular data stream, voice conversation or video stream, as needed. The Company believes this capability may be a significant service differentiator in the market place.

         The Company combines packet-switched technology with a delivery network that uses hybrid fiber-optic and coaxial cable networks with wireless telecommunications systems. Over the last few years, high-frequency radio transmission has proven to be a reliable, high-capacity, scalable telecommunications transport network method. Standardized point-to-point and point-to-multipoint equipment is now available from multiple vendors such as Lucent, Nortel and Bosch. Having garnered market recognition for the ability to achieve transport speeds in excess of OC-48 (2,488 megabits per second), the
Company believes high-bandwidth wireless networks present an excellent alternative and complement to both fiber and hybrid-fiber coaxial networks.

Note Regarding Acquisitions

         As noted in more detail below, the Company has entered into a number of agreements to acquire assets, operations or subscribers in its various markets. These agreements include the Company's agreements to acquire an ISP and CATV operation in Guatemala under the terms of the Metro Transaction, as defined below, the Company's strategic alliance with MetroNet, S.A. in Mexico, and the customer base acquisition with GBM Corporation in El Salvador under the terms of an agreement with that entity. Unless otherwise noted in this report, the information (narrative and qualitative) presented in this report, including without limitation the information set forth in the section entitled "Description of the Company's business-Markets," assumes the consummation of those transactions. Although the Company has entered into definitive agreements requiring the consummation of certain of these transactions upon the satisfaction of certain events, there can be no assurance that the Company will actually complete the transactions on the anticipated terms, or at all, or that the other parties to those arrangements will not breach their obligation to consummate the acquisitions.

Markets

         The Company has identified several markets, including Guatemala, El Salvador, Venezuela, Costa Rica, Panama, and Mexico, where it already operates or intends to operate and expand its telecommunications services in the next three years. The total population of these markets exceeds 140 million people.

         The table below provides summary information regarding the operations, customers and ownership of the Company and the GDP and population of these countries:

  -------------------------------------------------------------------------------------------------------------------
    Country           Company               Operation           Customers     Ownership     1998e GDP    Population
  Guatemala    Cybernet Guatemala(2)      ISP(1)/HSD(1)           4,986         60.0%        $18.6bn     11,500,000
                                           /Telephony
               STS(2)                        CATV(1)              7,500         60.0%

  El Salvador  Cablevisa                      CATV               26,000        44.0%(3)      $11.8bn     6,200,000

               Cybernet Salvador             ISP/HSD             330(4)        44.0%(3)

  Venezuela    Inter@net                     ISP/HSD              3,440         100.0%       $86.6bn     22,800,000

  Costa Rica   Television                    ISP/HSD           Market           100.0%       $9.7bn      3,700,000
               Interactiva                                     Trials(5)

  Panama       Wireless Panama               ISP/HSD           Market            90.0%        $8.7bn      2,700,000
                                                               Trials(5)
  -------------------------------------------------------------------------------------------------------------------
(1)      "HSD" means  high-speed data  transmission,  "ISP" means Internet  services  provider and "CATV" means cable television.
(2)      Pending acquisition, see "Description of the Company's Business - Markets - Guatemala."
(3)      Under the terms of the  Company's  acquisition  of its  interests in Cablevisa  and Cybernet  Salvador,  the
         Company also obtained the operational  and management  control of those  entities.  See  "Description of the
         Company's Business-Markets-El Salvador."
(4)      Cybernet Salvador began offering ISP and data transmission services in February 1999.
(5)      Television  Interactiva and Wireless Panama recently completed the build out of their infrastructure for ISP and data transmission services and are currently conducting market trials.



Guatemala

         General. In February 1999, the Company entered into an agreement to acquire 60% of Metrotelecom, S.A. ("Metro"), a Guatemalan holding company that owns Cybernet S.A. ("Cybernet Guatemala"), an ISP, and has negotiated the right to acquire the assets of Servicio de Television Via Satelite, S.A. ("STS"), a CATV company. See "Description of the Company's Business - Note Regarding Acquisitions." Metro also initiated local and long distance telephony services in February 1999, through an interconnect agreement with Telgua. As of March 1, 1999, the combined subscribership of Cybernet Guatemala and STS exceeded 12,400 customers. Upon the closing of the Metro acquisition (the "Metro Transaction"), the Company believes it will establish itself as a premier provider of high-bandwidth, high-speed Internet access and data transmission services, voice and video services to business and residential customers in Guatemala.

         The table below provides an overview of the Company's operations in Guatemala assuming the consummation of the Metro Transaction:

--------------------------------------------------------------------------------
Profile
--------------------------------------------------------------------------------
Services offered              Dial-up Internet access, e-mail
                              Video services
                              High-speed dedicated and shared data transmission
                              Telephony services
----------------------------- --------------------------------------------------
Markets served                Guatemala City
----------------------------- --------------------------------------------------
Number of accounts            12,486
----------------------------- --------------------------------------------------
Wireless spectrum             375 MHz in the 25GHz range
                              200 MHz in the 38 GHz range
----------------------------- --------------------------------------------------
Network infrastructure        Fiber-optic infrastructure w/6 nodes/access points
                              60 km of fiber-optic cable
                              200 km of coaxial cable
                              1 video head-end
                              Network Operations Center
                              29 E1 circuits (12 in operation)
                              600 analog lines
                              Network Point of Presence
----------------------------- --------------------------------------------------
Network coverage              80% of the central business district
----------------------------- --------------------------------------------------
Source:  Convergence Communications, Inc.

         Market  Opportunity.  The  Company  believes  that  Guatemala,  Central
America's  largest  economy,   offers  significant   opportunities  for  bundled
telecommunications services, as evidenced by (i) its rapid economic and population growth, (ii) low penetration of telephone and data transmission services, and (iii) an open regulatory regime.

         At present, Guatemala's teledensity is 5.3%, the lowest in Central America after Honduras. However, the Company believes Guatemala's relatively large population, combined with recently favorable economic conditions, provides a significant telecommunications services growth potential. According to industry experts, Guatemala's telecommunications sector will experience significant growth following the successful privatization of Telecomunicaciones de Guatemala ("Telgua") in October 1998 and the entry of new service providers such as the Company into the market. Telgua estimates current demand for phone lines totals one million lines and the official waiting list is for 400,000 lines. Teledensity is expected to double by the end of 2001.

         Guatemala has the largest economy in Central America, with a total GDP of $18.6 billion. It has shown relatively strong, sustained growth, averaging 4.1% over the past four years. The Company believes that infrastructure deficiencies, particularly in education, electricity, telecommunications, and transportation, constrain more rapid development; however, the Guatemalan government recently liberalized several segments of the financial services industry, deregulated petroleum prices, and revised the commercial code. In 1996 Guatemala's government passed legislation to liberalize the telecommunications and electricity sectors, and these industries are in the process of privatization.

         The population of Guatemala is 11.5 million. Guatemala City, the capital city of Guatemala, has a total population of 2.1 million and is the industrial and political center of the country. The total number of urban households in Guatemala is approximately 719,000, and the average buying power per urban household totals $14,138. The top three (out of five) urban socioeconomic segments ("SES") in Guatemala represent 33% of the total households.

         Regulatory Environment. Guatemala's telecommunications sector underwent a major transformation with the passage of the November 1996 General Law of Telecommunications, which established a new framework for telecommunication services provision and regulation. As of May 1997, operators of telecommunication services have been obligated to provide access to essential telecommunications resources to other providers, opening the market for local, domestic and international services. In March 1998, the then government-owned incumbent local and international exchange carrier, Telgua, signed interconnection agreements with a number of competitive providers (including Metro). These agreements obligated Telgua to provide interconnection services by July 1998. Telgua initiated performance under these agreements in February 1999. Telgua was privatized in October 1998 when a consortium of financial investors from Central America purchased 95% of the company. Competitive providers are free to set their own tariffs on the services they provide.

         The  table  below  sets  forth  the   regulatory   environment  of  the
telecommunications market in Guatemala:

---------------------------------- -------------------------- --------------------------- --------------------------
     Markets Currently Open        Markets Currently Closed      Markets Open Pending       Regulation Undefined
                                                                   Auctions In 1999
---------------------------------- -------------------------- --------------------------- --------------------------
Wireline voice services (local,    Mobile voice licenses      PCS                         IP telephony
long-distance)                     currently limited          Wireless local loop
Data services                      One AMPS license
Dial-up Internet services          One PCS license (Telgua)
Dedicated data services
Private network services
Value-added services
---------------------------------- -------------------------- --------------------------- --------------------------
Source: Booz, Allen & Hamilton.

        Operations Overview. The Company is scheduled to acquire 60% of Metro in the second quarter of 1999. The acquisition will combine the operations of Cybernet Guatemala, Guatemala's leading ISP, with the operations of STS, the second largest provider of cable television in the country. The Company has been providing operational, financial and management support to these entities since April 1998. As of March 1, 1999, Metro had 4,986 Internet accounts, and STS had over 20,000 homes passed and 7,500 active cable subscribers in Guatemala City. In addition, Metro recently implemented an interconnection agreement with the incumbent local exchange carrier, which enables it to offer telephone services. The Company is currently exchanging telephone traffic with Telgua. Metro currently processes approximately 6.5 million minutes a month on local dial-up Internet calls, making it the largest aggregator of local minutes after Telgua and the nationalized cellular phone company.

         The purchase price for the Company's 60% interest in Metro will be $7.5 million, consisting of $2.0 in cash and promissory notes due through the second anniversary of the closing, Common Shares of the Company having a value (based on a per Common Share price of $8.70) of $2.5 million, and $3.0 million in "capital notes" due through the fifth anniversary of the closing. Payments by the Company under the capital notes will be used by the sellers to fund their continuing 40% share of any additional equity capital required by Metro to meet its working capital, expansion and operating requirements. The purchase price is subject to adjustment under certain conditions. See "Description of the Company's Business - Note Regarding Acquisitions."

         Employing a total of 83 professionals, upon its acquisition, Metro will be the Company's most developed data operation and will be the model for the Company's other operations in the region. The Company expects to transfer Metro's operational and technical skills to its other markets.

         o Internet. Metro's Internet services include dial-up and high-speed Internet access and other value-added services such as e-mail, pre-paid dial-up Internet cards, Internet web-page design, hosting and tutorials. These services are offered at various price points and usage plans that are designed to meet the differing needs of its customers. These plans, which include an e-mail address, are for limited or unlimited access, weekend-only use, multilogin access and high-speed access. Each plan requires a monthly set-up fee, a monthly usage fee, and a per-minute usage fee above a set hour limit for limited access accounts. These amounts can be paid directly to the Company or with a credit card. Currently, the standard set-up fee for dial-up Internet-access is $22.00, the monthly usage fee is $33.00, and users pay an hourly usage fee of $4.95 for every hour over 30 hours per month of use. Metro's unlimited usage fee is currently $66.00. Metro also offers a prepaid Internet access card, which provides a predefined number of minutes of access. The Company believes that these rates will decrease in the future as additional competitors enter the market.

         The Company believes that an important component for Metro's dial-up Internet services is the starter kit it provides its subscribers. The starter kit includes the installation program, software and a start-up manual. The market for individual Internet access in Guatemala is heavily influenced by person-to-person referrals. Given the relative novelty of the Internet in Guatemala, Metro has attempted to maintain a high degree of contact with the community by offering tutorials, presentations to potential clients and free trials. Metro advertises its services through local newspapers, television, cable television, radio, and fliers. Metro also sells its services, including prepaid Internet cards, through an arrangement with retail stores, universities and other distribution points.

         o Data Transmission. Metro offers high-speed data transmission through a hybrid fiber-optic coaxial metropolitan area network to large and small businesses and governmental entities, as well as to residential customers at different price points according to their bandwidth requirements. The network is currently owned by STS, but will be acquired by the Company in connection with its acquisition of its 60% interest in Metro. Metro's dedicated business data connectivity services currently start at a minimum of 256 Kbps. Metro can also offer services at 512 Kbps, and up to E1 speeds. Metro offers three levels of high-speed Internet service: residential, small business and large business. Residential users currently pay a one-time set-up fee of $440 (which may be financed using a credit card) and a monthly usage fee of $88.00. Small businesses (up to 4 customers and no more than 256 Kbps of speed) currently pay a set-up fee of $550 and a monthly usage fee starting at $150 (for 128 kbps). Large businesses usually pay a one-time set-up fee of $1,850 (which includes a router on loan) for all dedicated speeds, plus a monthly usage fee ranging from $735 for 128 Kbps to $2,320 for E1 speeds. Additionally, the Company plans to offer virtual private networks ("VPN") with speeds ranging from 128 Kbps to 100 Mbps to its high-speed data customers. VPNs provide secure transmission of private IP traffic using shared network capacity. Customers will have the ability to connect multiple business locations with IP-based technology at defined levels of data transmission rates and security.

         o CATV. STS, which the Company will acquire in connection with its 60% interest in Metro, currently offers a total of 60 television channels with varied programming content, including movies, serials, sports, children's programming, general interest, news, music, locally produced programming and channels from Europe and the United States. Pricing is tiered according to location of the service delivery area. STS currently offers basic cable service at a rate of approximately $15.70 per month, with an installation fee of $29. After the acquisition of Metro, the Company intends to reposition the CATV operations and alter the pricing structure accordingly.

         o Telephone Services. Metro recently began offering telephony services after successfully implementing its interconnect agreement with the incumbent local exchange carrier, Telgua. After activation of its Ericsson ANS switch in mid-February, 1999, Metro successfully processed a total of 300,000 minutes of dial-up traffic in its first two weeks of operation. Metro also intends to offer a broad range of telephony services, including toll free services and voice mail. The Company's existing billing capabilities will be shared with its new telephone services to measure the length of the calls and generate accurate billing. The Company intends to charge competitive telephony installation fees and telephone rates to its business, governmental and residential customers. The installation charge for a minimum of two lines for a business customer is currently $200 (plus $5 per line per month), while a residential customer will be installed for $100 (plus $5 per line per month) for one line. Customers are currently charged $0.023 per minute for a local call and no less than $0.36 per minute for a call to the United States, based on current rates. The interconnect agreement requires the parties to pay each other 50% of the local retail rate for termination services in Guatemala City and 50% of the intra-urban rates for termination on a national basis. International rates are not regulated, and incoming international minutes are levied with a termination rate by the terminating network of 70% of the current settlement rate (currently $0.38 for the United States), minus a discount of approximately $0.09 per minute.

         Metro believes that customer support is a critical element to its success in retaining customers and attracting new users. Metro provides customer service and technical support at a call center located on its premises, where a customized billing system integrates functionality for each stage of customer interaction around a single, unified Oracle customer database. This database acts as a central repository for all user data collected during each stage of the customer lifecycle, eliminating the need for multiple databases.

         Network Architecture. STS recently completed the construction of its network in Guatemala City, which consists of a 60-kilometer fiber-optic infrastructure with six nodes interconnected with 200 kilometers of coaxial cable. Its all-underground network utilizes coaxial cable for "last mile" connectivity to its subscriber locations. See "Description of the Company's Business - Note Regarding Acquisitions." The Company (through presently owned subsidiaries) also recently received two blocks of spectrum for a high-bandwidth point-to-multipoint wireless network, and recently leased a 256 MHz (which will be increased to 512 MHz) microwave connection between the network in Guatemala and its network in El Salvador, which provides the Company with a long distance interconnection for all its services. In order to provide its telephony services, Metro entered into an interconnection agreement with Telgua and currently operates 12 E1 circuits. The Company also built a central Network Operation Center ("NOC"), which monitors the Guatemalan network 24 hours a day, seven days a week and provides real-time alarm, status and performance information. The network covers 80% of the business community of Guatemala City.

         Customers. As of March 1, 1999, Metro's top business customers were as follows:

        Operations Overview. The Company is scheduled to acquire 60% of Metro in the second quarter of 1999. The acquisition will combine the operations of Cybernet Guatemala, Guatemala's leading ISP, with the operations of STS, the second largest provider of cable television in the country. The Company has been providing operational, financial and management support to these entities since April 1998. As of March 1, 1999, Metro had 4,986 Internet accounts, and STS had over 20,000 homes passed and 7,500 active cable subscribers in Guatemala City. In addition, Metro recently implemented an interconnection agreement with the incumbent local exchange carrier, which enables it to offer telephone services. The Company is currently exchanging telephone traffic with Telgua. Metro currently processes approximately 6.5 million minutes a month on local dial-up Internet calls, making it the largest aggregator of local minutes after Telgua and the nationalized cellular phone company.

         The purchase price for the Company's 60% interest in Metro will be $7.5 million, consisting of $2.0 in cash and promissory notes due through the second anniversary of the closing, Common Shares of the Company having a value (based on a per Common Share price of $8.70) of $2.5 million, and $3.0 million in "capital notes" due through the fifth anniversary of the closing. Payments by the Company under the capital notes will be used by the sellers to fund their continuing 40% share of any additional equity capital required by Metro to meet its working capital, expansion and operating requirements. The purchase price is subject to adjustment under certain conditions. See "Description of the Company's Business - Note Regarding Acquisitions."

         Employing a total of 83 professionals, upon its acquisition, Metro will be the Company's most developed data operation and will be the model for the Company's other operations in the region. The Company expects to transfer Metro's operational and technical skills to its other markets.

         o Internet. Metro's Internet services include dial-up and high-speed Internet access and other value-added services such as e-mail, pre-paid dial-up Internet cards, Internet web-page design, hosting and tutorials. These services are offered at various price points and usage plans that are designed to meet the differing needs of its customers. These plans, which include an e-mail address, are for limited or unlimited access, weekend-only use, multilogin access and high-speed access. Each plan requires a monthly set-up fee, a monthly usage fee, and a per-minute usage fee above a set hour limit for limited access accounts. These amounts can be paid directly to the Company or with a credit card. Currently, the standard set-up fee for dial-up Internet-access is $22.00, the monthly usage fee is $33.00, and users pay an hourly usage fee of $4.95 for every hour over 30 hours per month of use. Metro's unlimited usage fee is currently $66.00. Metro also offers a prepaid Internet access card, which provides a predefined number of minutes of access. The Company believes that these rates will decrease in the future as additional competitors enter the market.

         The Company believes that an important component for Metro's dial-up Internet services is the starter kit it provides its subscribers. The starter kit includes the installation program, software and a start-up manual. The market for individual Internet access in Guatemala is heavily influenced by person-to-person referrals. Given the relative novelty of the Internet in Guatemala, Metro has attempted to maintain a high degree of contact with the community by offering tutorials, presentations to potential clients and free trials. Metro advertises its services through local newspapers, television, cable television, radio, and fliers. Metro also sells its services, including prepaid Internet cards, through an arrangement with retail stores, universities and other distribution points.

         o Data Transmission. Metro offers high-speed data transmission through a hybrid fiber-optic coaxial metropolitan area network to large and small businesses and governmental entities, as well as to residential customers at different price points according to their bandwidth requirements. The network is currently owned by STS, but will be acquired by the Company in connection with its acquisition of its 60% interest in Metro. Metro's dedicated business data connectivity services currently start at a minimum of 256 Kbps. Metro can also offer services at 512 Kbps, and up to E1 speeds. Metro offers three levels of high-speed Internet service: residential, small business and large business. Residential users currently pay a one-time set-up fee of $440 (which may be financed using a credit card) and a monthly usage fee of $88.00. Small businesses (up to 4 customers and no more than 256 Kbps of speed) currently pay a set-up fee of $550 and a monthly usage fee starting at $150 (for 128 kbps). Large businesses usually pay a one-time set-up fee of $1,850 (which includes a router on loan) for all dedicated speeds, plus a monthly usage fee ranging from $735 for 128 Kbps to $2,320 for E1 speeds. Additionally, the Company plans to offer virtual private networks ("VPN") with speeds ranging from 128 Kbps to 100 Mbps to its high-speed data customers. VPNs provide secure transmission of private IP traffic using shared network capacity. Customers will have the ability to connect multiple business locations with IP-based technology at defined levels of data transmission rates and security.

         o CATV. STS, which the Company will acquire in connection with its 60% interest in Metro, currently offers a total of 60 television channels with varied programming content, including movies, serials, sports, children's programming, general interest, news, music, locally produced programming and channels from Europe and the United States. Pricing is tiered according to location of the service delivery area. STS currently offers basic cable service at a rate of approximately $15.70 per month, with an installation fee of $29. After the acquisition of Metro, the Company intends to reposition the CATV operations and alter the pricing structure accordingly.

         o Telephone Services. Metro recently began offering telephony services after successfully implementing its interconnect agreement with the incumbent local exchange carrier, Telgua. After activation of its Ericsson ANS switch in mid-February, 1999, Metro successfully processed a total of 300,000 minutes of dial-up traffic in its first two weeks of operation. Metro also intends to offer a broad range of telephony services, including toll free services and voice mail. The Company's existing billing capabilities will be shared with its new telephone services to measure the length of the calls and generate accurate billing. The Company intends to charge competitive telephony installation fees and telephone rates to its business, governmental and residential customers. The installation charge for a minimum of two lines for a business customer is currently $200 (plus $5 per line per month), while a residential customer will be installed for $100 (plus $5 per line per month) for one line. Customers are currently charged $0.023 per minute for a local call and no less than $0.36 per minute for a call to the United States, based on current rates. The interconnect agreement requires the parties to pay each other 50% of the local retail rate for termination services in Guatemala City and 50% of the intra-urban rates for termination on a national basis. International rates are not regulated, and incoming international minutes are levied with a termination rate by the terminating network of 70% of the current settlement rate (currently $0.38 for the United States), minus a discount of approximately $0.09 per minute.

         Metro believes that customer support is a critical element to its success in retaining customers and attracting new users. Metro provides customer service and technical support at a call center located on its premises, where a customized billing system integrates functionality for each stage of customer interaction around a single, unified Oracle customer database. This database acts as a central repository for all user data collected during each stage of the customer lifecycle, eliminating the need for multiple databases.

         Network Architecture. STS recently completed the construction of its network in Guatemala City, which consists of a 60-kilometer fiber-optic infrastructure with six nodes interconnected with 200 kilometers of coaxial cable. Its all-underground network utilizes coaxial cable for "last mile" connectivity to its subscriber locations. See "Description of the Company's Business - Note Regarding Acquisitions." The Company (through presently owned subsidiaries) also recently received two blocks of spectrum for a high-bandwidth point-to-multipoint wireless network, and recently leased a 256 MHz (which will be increased to 512 MHz) microwave connection between the network in Guatemala and its network in El Salvador, which provides the Company with a long distance interconnection for all its services. In order to provide its telephony services, Metro entered into an interconnection agreement with Telgua and currently operates 12 E1 circuits. The Company also built a central Network Operation Center ("NOC"), which monitors the Guatemalan network 24 hours a day, seven days a week and provides real-time alarm, status and performance information. The network covers 80% of the business community of Guatemala City.

         Customers.  As of March 1, 1999, Metro's top business customers were as follows:
------------------------------ ---------------------------- --------------------------- ----------------------------
Texaco Guatemala               Hyatt                        Gillette                    IGSS
KLM                            Coca Cola                    Avis Rent-a-car             UFM
Xerox                          Bayer                        KPMG                        INGUAT
Shlumberger                    Siemens                      UPS                         Banco de Guatemala
Lloyd's Bank                   Delta Airlines               Ericksson                   UNICEF
Price Waterhouse               Chevron                      Shell                       U.S. Embassy
Avon                           Pepsi Cola                   Mitsubishi                  Austrian Embassy
Glaxo                          McDonalds                    Holiday Inn                 Colombian Embassy
------------------------------ ---------------------------- --------------------------- ----------------------------

        Competition. Internet services were introduced in Guatemala in 1995. There are currently no regulatory barriers to prevent companies from offering value-added services, private network services or Internet services. The Company views the market for provision of Internet access to individuals as competitive and somewhat fragmented, while it believes the market for high-speed data services is concentrated among fewer providers.

         Until January 1999, Telgua was the sole operator for local, long-distance and international telecommunications services in Guatemala. At the end of 1997, Telgua had 430,000 lines in service out of a total 630,000 installed lines. All lines in the capital of Guatemala City were digital as of year-end 1997, with 70% digitalization in the rest of the country. In addition to Telgua's core business of providing local, long-distance and international telecommunications services, it also provides leased lines, data network services, and telegraph services. Telgua has executed a number of access agreements with operators that are planning to provide domestic or international voice services. These are now being implemented. Metro expects to compete against the recently privatized Telgua on basic telephony services by providing a more reliable and cost effective alternative to its services.

         In the cable television market there are two main providers operating in Guatemala City, including STS, with approximately 40,000 subscribers on a combined basis, and hundreds of smaller providers operating in rural areas throughout the country. The Company believes that STS, with approximately 7,500 customers, is the second largest cable television provider in the country.

The following table shows the composition of the Guatemala telecommunications market in each segment, the approximate market shares of the principal competitors and a price comparison of the products offered:

---------------------- ----------------- ---------------- ----------------------------------------------------------
Segment                Competitor        Market Share     Products / Price
Internet access        Metro             35%              Limited (30 hrs) $33.00 + $4.95 / Unlimited $66.00(1)
                       Infovia           23%              Limited $38.00 / Unlimited $135.00(2)
                       Quicknet          13%              N/A
Data transmission      Telgua            73%              N/A
                       Metro             13%              256 Kbps / $212 + $1,575 installation(3)
                       Totalcom          7%               N/A
                       Cablenet          7%               N/A
Cable television       Maya Cable        77%              117 channels / $27.91 + $37.31 installation(3)
                       STS               19%              60 channels / $15.70 + $29.00 installation(3)
Telephony              Telgua            100%             Local     $0.022-0.03    /     l.d.$0.037-0.052     +$224
                       Metro             -                installation(4)
                                                          Local $0.023 / l.d. (U.S.) $0.36 + $100 installation(4)
---------------------- ----------------- ---------------- ----------------------------------------------------------
(1) Subscription fee (monthly charge) plus hourly usage fee (30 hrs free) or unlimited usage fee.
(2) Subscription fee (monthly charge) or unlimited usage fee.
(3) Monthly charge plus installation fee.
(4) Local and long distance rates per minute plus residential installation fee (fees for Telgua are peak and off-peak).
Source: Convergence Communications, Inc.;Booz, Allen & Hamilton.

El Salvador

         General. The Company owns 44% of Chispa Dos Inc. ("Chispa"), which is the holding company for the Company's El Salvador operations. Chispa owns three operating subsidiaries, Cablevisa S.A. and Multicable S.A. (together "Cablevisa") and Cybernet S.A. (Cybernet Salvador'). Chispa also owns a fourth subsidiary which it is currently anticipated to be used to provide telephony services in El Salvador. Under the terms of the Company's acquisition of its interest in Chispa, it also acquired operating and management control of the entity. See the Company's current report on Form 8-K dated August 3, 1998 for a more detailed description of the Company's acquisition of its interest in Chispa.

         Cablevisa is the largest CATV provider in El Salvador, with over 26,000 subscribers. Cybernet Salvador recently launched its Internet access and data transmission services and signed-up approximately 330 subscribers in its first two weeks of operation. The Company intends to leverage the existing infrastructure of Cablevisa and Cybernet Salvador to become El Salvador's largest provider of bundled high-bandwidth, high-speed Internet access, data transmission, voice and video services to high-end businesses, governmental and residential customers. The Company's operations in El Salvador are its most developed cable operations.

The table below provides an overview of the Company's  current  operations in El
Salvador:

--------------------------------------------------------------------------------
Profile
----------------------------- --------------------------------------------------
Services offered              Cable television
                              Data transmission
                              Dial-up and high-speed Internet access
                              E-mail, web hosting
----------------------------- --------------------------------------------------
Markets served                San Salvador
----------------------------- --------------------------------------------------
Number of accounts            26,330
----------------------------- --------------------------------------------------
Wireless spectrum             186 MHz in the 2.5 to 2.7 GHz range
----------------------------- --------------------------------------------------
Network infrastructure        4 fiber-optic rings w/22 nodes/access points
                              90 km of 144 strand fiber-optic cable
                              300 km of coaxial cable
                              Wireless MMDS hub
                              3 video head-ends
                              Network Operations Center
                              Network Point of Presence
----------------------------- --------------------------------------------------
Network coverage              85% of the Central Business District
--------------------------------------------------------------------------------
Source:  Convergence Communications, Inc.

         Market Opportunity. The Company believes El Salvador presents significant opportunities for providers of bundled telecommunications services, as evidenced by (i) significant unmet demand for basic telephone services, reliable data transmission and Internet access services, (ii) favorable economic conditions, (iii) open regulatory regime, and (iv) the absence of one company offering integrated communications services.

         Despite increased investment in the telecommunications sector since the end of the civil war in 1992, the El Salvadoran telecommunications market remains significantly underserved by existing operators. As of 1998, El Salvador had a wireline penetration of only 8.7%, and the average waiting time for a new line was over five years. Unmet demand for telephone lines is estimated to be between 500,000 and 800,000 lines. This unmet need will contribute to strong demand for new telephone services. In addition, the market for international long-distance services benefits from the approximately one million Salvadorans living in the United States; currently approximately 80% of the international long-distance revenues from calls to El Salvador are generated by traffic from the United States.

         El Salvador is Central America's second largest economy. In 1998, El Salvador had an annual growth in real GDP of 4.1%, to $11.8 billion. Additionally, El Salvador is one of only four investment grade countries in Latin America, as recognized by a Baa3 rating from Moody's Investor Services. El Salvador had a relatively low inflation rate of 4.1% per annum in 1998 and has a historically stable exchange rate.

         The population of El Salvador is approximately 6.2 million. With a population of approximately 625,000, the capital city of San Salvador is the financial, commercial and political center of El Salvador and has Central America's highest population density. The total number of urban households in El Salvador is approximately 725,000, and the average buying power per urban household totals $9,619. The top three (out of five) urban SES represent approximately 42% of total households.

         Regulatory Environment. El Salvador's telecommunication sector is considered to be one of the most liberal in Central America. In September 1996, the El Salvadoran Assembly enacted the Telecommunications Framework Law, which established a new regulatory environment and paved the way for the breakup and privatization of the government-owned monopoly on telecommunication services. The Superintendent General for Electricity and Telecommunications is responsible for the regulation and oversight of the telecommunications sector, resolving conflicts on interconnection and access issues, awarding concessions and allocating frequencies. Concessions or licenses are required to provide local, long-distance services and wireless services, although there are no build-out requirements, and the 49% limitation on foreign ownership is only applicable to radio broadcasting and television. Rates for the services provided are capped, while, below the cap operators are free to set their rates. Data service providers, including ISPs, are not required to obtain a concession or license to offer services.

The table below sets forth the current regulatory environment of the telecommunications market in El Salvador:

------------------------------ --------------------------- --------------------------- ----------------------------
   Markets Currently Open       Markets Currently Closed
                                                                Markets Opening             Undefined Markets
------------------------------ --------------------------- --------------------------- ----------------------------
Wireline voice services        None                        None                        None
(local and long-distance)
Data services
Internet access
Value-added services
Wireless services
Cable television
------------------------------ --------------------------- --------------------------- ----------------------------
Source: Booz, Allen & Hamilton.

         Operations Overview. In July 1998, the Company acquired 49.5% of Chispa, the holding company for the El Salvadoran operations. The other 50.5% of Chispa was acquired by FondElec Essential Serviced Growth Fund, L.P. which, together with its affiliates (collectively, "FondElec"), is a significant shareholder in the Company. See "Principal Stockholders." In connection with its acquisition of its interest in Chispa, the Company also acquired operating and management control of Chispa. In December 1998, Chispa sold additional shares of its capital stock to a third party, resulting in the Company's present ownership of 44% of Chispa.

         Cablevisa is the largest cable television provider in the country. Cablevisa has approximately 58,000 homes passed and over 26,000 subscribers in San Salvador. These subscribers, most of whom belong to the upper three (out of five) socioeconomic groups, represent 47% of the cable market. Cablevisa plans to increase its penetration at the third socioeconomic tier of the market, and to expand its services to the cities of San Miguel and Santa Ana utilizing existing, redeployed equipment and its wireless network rights.

         To complement its cable television services, the Company recently launched dial-up Internet and high-speed data services to business, governmental and residential customers in El Salvador through Cybernet Salvador. Additionally, Cablevisa is negotiating an interconnection agreement for telephony services. If Cablevisa obtains that contract, the Company intends to offer local and long-distance voice services in the San Salvador area.

         Cablevisa offers its services through its own sales force, which targets residential customers, corporate accounts and governmental accounts. A telemarketing group offers the complete selection of products to customers, whose information is sourced through available databases, while an on-the-ground sales group offers the Company's services door-to-door. The Company's sales efforts are supported by advertising campaigns that use television, newspapers, promotions on the Company's own cable network and inserts in its cable guide. The Company also believes its 22 installation and repair vehicles roaming around the city of San Salvador act as efficient moving banners. To enhance brand recognition, Cablevisa installs free televisions in high-traffic areas, such as airports. The Company offers customer support through a call center located in its offices, where its service staff handles all questions regarding subscriber accounts and dispatch service calls 24 hours a day, seven days a week. With a total of 8 technicians on the ground, Cablevisa can handle up to 1,000 service calls in any given month.

         o CATV. Cablevisa offers a diverse line-up of high quality basic and premium video programming of up to 64 channels. The Company's basic video programming package of 62 channels provides extensive channel selection featuring diverse cable and broadcast programming. Cablevisa's premium services consist of Playboy and Movie City. To achieve faster penetration in the third socioeconomic segment, the Company is offering free installations, free extra outlets and either a 50% discount on the first month's installment or a free cable guide for two months. The Company offers competitive pricing tiered according to target market and product offerings. The Company currently charges an installation fee of $14.27, a monthly charge of $24.59 for the basic package and an additional monthly charge of $11.87 for premium channels.

         o Data Transmission. The Company initiated high-speed data transmission and Internet-access services to business and governmental customers in El Salvador in February 1999. The Company offers competitive pricing according to the bandwidth requirements of its business clients, ranging currently from $220 per month for 128 Kbps to $5,999 for 100 Mbps of capacity, while the installation fee is currently $500. Residential high-speed users will initially pay approximately $75 a month, plus a set-up fee of $199.

         The Company also has an arrangement with GBM Corporation, an IBM Alliance Company, the exclusive provider of IBM computer hardware and software in El Salvador, to provide data transmission services to GBM's 120 business customers. These customers have over 20,000 separate connections, which represent between 15% and 20% of the market. The Company expects to migrate the first group of 35 clients to its networks in the second quarter of 1999. The remaining 85 clients will be transferred over the remainder of 1999. Under the terms of the arrangement, GBM will act as a reseller of the Company's services and will be entitled to a fixed percentage of the revenues generated by each of its customers. Also, GBM will have exclusivity to market the Company's services to a pre-agreed number of potential business clients for a period of six months; thereafter, the Company will be free to offer its bundled services to those customers. Since GBM is considered to have the most reliable network in the country, the Company believes that the GBM relationship will represent an important step in the Company's effort to establish itself as the premier provider of high-speed data transmission services in El Salvador. The GBM relationship will allow the Company to begin its data transmission operations in El Salvador with a select customer-base and to market its alliance with GBM to a wide range of potential business customers. See "Description of the Company's Business-Note Regarding Acquisitions."

         o Internet  Services.  In February 1999,  the Company  formed  Cybernet
Salvador to offer Internet access services to business and residential customers. As of March 1, 1999, the Company had approximately 330 ISP customers. Cybernet Salvador provides its customers with dial-up Internet access through the public switched network. The services allow customers access to electronic mail, the Internet and file transfer services. Customers can choose from different plans starting at current monthly rates of $15.00 for weekend-only usage, $26.00 per month for limited usage (for up to 30 hours) and $35.00 per month for unlimited usage. High-speed Internet connections currently start at $75.00 per month. The Company anticipates that Cybernet Salvador will make use of different promotions to sign up new customers, such as free dial-up time, upfront discounts, credit card discounts and free installations. The Company expects to commence offering a high-speed Internet access services in April of 1999.

         Network Architecture. As part of its strategy to provide bundled high-speed Internet access and data connectivity to its customers, the Company recently completed the construction of the El Salvadoran network, which consists of a fully redundant 90-kilometer fiber-optic ring interconnected with 300 kilometers of coaxial cable. The all-aerial network utilizes coaxial cable for "last mile" connectivity to its subscriber locations. The Company's network covers 85% of the business community of San Salvador. In areas of new development, the Company will initially use wireless communications (using Cablevisa's 186 MHz in the 2.5 to 2.7 GHz wireless frequency band) to deliver the signal, and then deploy cable through areas of higher density. The Company has also completed the construction of a central NOC, which monitors its networks 24 hours a day, seven days a week and provides real-time alarm, status and performance information.

         Customers. Chispa has achieved significant penetration levels among its targeted customers, and is now expanding its marketing efforts for its cable television services to a broader residential customer base. For high-speed Internet and data transmission services, the Company targets multinationals, government agencies and other businesses in different industries including banking, manufacturing, tourism and retail. In addition, the Company intends to market its dial-up Internet services to its existing cable customers.

         The Company's initial customers since starting its high-speed data services in mid-February included Banco Cuscatlan, Banco Agricola and Kismet.

         Competition. Until its privatization, the national telephone company supplied all public telecommunications services in El Salvador. In July 1998, France Telecom acquired control of the wireline company, Compania de Telecomunicaciones de El Salvador, S.A. ("CTE"), and Telefonica de Espana acquired control of the wireless company, Compania Internacional de Telecomunicaciones, S.A. ("Intel").

         Today, Cablevisa has a number of competitors in each of its markets. The Company believes, however, that its El Salvadoran operations are currently the only integrated service provider capable of delivering bundled high-bandwidth, high-speed Internet access, data transmission, voice and video services to businesses, governmental and residential customers.

         The following table shows the composition of the telecommunications market in El Salvador in each segment, the approximate market shares of the principal competitors and a price comparison of the products offered:

------------------- -------------------- ------------------- -------------------------------------------------------
Segment             Competitor           Market Share        Products / Price
------------------- -------------------- ------------------- -------------------------------------------------------
Cable television    Cablevisa            47%                 62 channels / $24.59 + $14.27 installation(1)
                    Cablecolor           34%                 64 channels / $21.00 + $11.41 installation(1)
                    Telsat               16%                 N/A
                    Direct TV            3%                  300 channels / $29.84(2)
------------------- -------------------- ------------------- -------------------------------------------------------
Internet access     Salnet               21%                 Limited  (30 hrs) $22.00 / Unlimited $40.00
                    CTE                  12%                 N/A
                    Vianet               12%                 Limited (15 hrs) $10.00 / Unlimited $30.00
                    Cytec                7%                  Limited (15 hrs) $10.00 / Unlimited $40.00
                    Cybernet Salvador    <1%(3)              Limited  (30 hrs) $26.00 / Unlimited $35.00
------------------- -------------------- ------------------- -------------------------------------------------------
Data transmission   CTE                  N/A                 128 Kbps / $713 + $1,500 installation(1)
                    Intsatelsa           N/A                 N/A
                    GBM                  15-20%              N/A
                    Cybernet Salvador    <1%(3)              256 Kbps / $280 + $500 installation(1)
------------------- -------------------- ------------------- -------------------------------------------------------
(1) Monthly charge, plus installation fee.
(2) Monthly charge; installation fee not available.
(3) Cybernet Salvador initiated Internet and data service operations in February 1999.
Source: Convergence Communications, Inc.; Booz, Allen & Hamilton.

Venezuela

         General. The Company launched its Venezuelan dial-up Internet access and data transmission and value-added services in August 1998 through the acquisition of Interamerican Telecom, Inc. ("Telecom"), the parent company of Interamerican Net de Venezuela, S.A. ("Inter@net"). Inter@net is a
Venezuelan-based ISP which provides services to over 3,440 customers in the cities of Maracaibo, Puerta La Cruz and Ciudad Ojeda. See the Company's report on Form 8-K dated September 1, 1998 for a more complete description of the Company's acquisition of Telecom and Inter@net. The Company is also expanding its services to Caracas, where it has initiated dial-up Internet access services and constructed the first of five wireless hubs to provide high-speed Internet access and data transmission services.

The table below  provides an overview of the  Company's  current  operations  in
Venezuela:


The table below provides an overview of the Company's current operations in Venezuela:

--------------------------------------------------------------------------------------
Profile
--------------------------------------------------------------------------------------
Services offered              Dial-up Internet access, e-mail
                              Video services
----------------------------- --------------------------------------------------------
Markets served                Maracaibo, Puerto La Cruz, Ciudad Ojeda, Caracas
----------------------------- --------------------------------------------------------
Number of accounts            3,442
----------------------------- --------------------------------------------------------
Wireless spectrum             1GHz in the 27.5 GHz range
                              400 MHz in the 29 GHz range
----------------------------- --------------------------------------------------------
Network infrastructure        Caracas:
                              -    1 Wireless hub
                              -    2 E1 circuits, 2 DSP cards
                              -    Network Operations Center
                              -    Network Point of Presence
                              -    Satellite Earth Station
                              Maracaibo:
                              -    4 E1 circuits, 1 DSP card
                              -    Network Point of Presence
                              -    Satellite Earth Station
                              Ciudad Ojeda:
                              -    Network Point of Presence
                              -    128 Kbps clear channel connectivity to Maracaibo
                              -    1 E1 Circuit
                              Puerto La Cruz:
                              -    Network Point of Presence
                              -    1 E1 Circuit
                              -    Frame relay connectivity to Maracaibo
----------------------------- --------------------------------------------------------
Network coverage              9 square kilometers,  representing approximately 20% of
                              the Caracas Central Business District
----------------------------- --------------------------------------------------------
Source:  Convergence Communications, Inc.

        Market    Opportunity.    The   Company    believes   the    Venezuelan
telecommunications market offers growth opportunities for bundled next-generation telecommunication services, given (i) the significant unmet demand for telephone communications services, and (ii) the growing demand for new services.

         Telecommunications is one of the fastest growing sectors in Venezuela (117% growth between 1991 and 1996). The growth of the telecommunications market was prompted in part by the privatization of the state-owned monopoly telephone services provider, Compania Anonima Telefonos de Venezuela ("CANTV"), and the liberalization of enhanced telecommunications services in 1991. The sector has benefited during the last several years from annual investments of more than $1 billion. Despite this recent growth, however the population of Venezuela remains largely unwired, as evidenced by a teledensity of only 12.3%. Demand for basic telephone services is expected to reach 4.8 million subscribers by 2000, an increase of 1.4 million lines based on the capacity installed as of year-end 1998. Demand for value-added services is also expected to grow substantially in the next few years and the number of users for such services is expected to reach 1.2 million by 2000, up from 16,000 users in 1996. It is also estimated that cellular mobile telephone penetration will grow to 6% by 2000, up from 4.1% in 1997.

         Venezuela experienced an economic slowdown in 1998 due to a sharp (30-40%) decline in oil prices, reduced government spending, and high interest rates. Venezuela's economic performance in 1998 was considerably weaker than in 1997; after Venezuela's strong real GDP growth of 5.1% in 1997, GDP for 1998 is predicted to decrease by 0.1%, to $86.6 billion.

         Venezuela has a population of 22.8 million, of which 4.9 million are in Caracas. In Venezuela, the top three (of five) urban SES represent 25% of households and the average buying power per household totals $10,594. The relatively high average buying power per household in the top two SES, suggests that, if made available, a significant number of households could afford to purchase an increased range of communications services, such as wireline voice services, mobile voice services, Internet, and video services.

         Regulatory Environment. The expiration of CANTV's exclusive right to provide basic telephone services in late 2000 will mark the opening of basic telephony services to competitors in the Venezuelan market. By 2001, the Company believes operators will be competing for subscribers in all service areas. The Company also believes several companies are positioning themselves to enter the local and long-distance markets at the onset of liberalization, creating a highly competitive future market environment.

The table below sets forth the regulatory environment of the telecommunications market in Venezuela:

------------------------------ ---------------------------- --------------------------- ----------------------------
   Markets Currently Open       Markets Currently Closed     Markets Opening Pending     Markets Undefined
                                                                  Liberalization
------------------------------ ---------------------------- --------------------------- ----------------------------
Data services                  Basic local telephone        Basic telephone services    IP telephony
Dedicated network services     services                     in late 2000                Resale of fiber
Dial-up Internet services      Domestic long-distance and   Local, long distance and    Data services via cable
Value-added services           international voice          international voice
Mobile satellite services      services                     services
Trunking                       Market limited to 2          Award of a nationwide PCS
Rural Telephony                national cellular operators  concession expected by
                                                            end of Q2 1999
------------------------------ ---------------------------- --------------------------- ----------------------------
Source: Booz, Allen & Hamilton.

         Operations Overview. The Company launched its dial-up Internet access, data transmission and value-added services through the acquisition of Inter@net in August 1998. Inter@net, which is based in Maracaibo, holds two governmental concessions through which it is authorized to provide services throughout Venezuela. Inter@net began offering dial-up Internet access services in November 1996 and currently has approximately 3,440 subscribers located primarily in the cities of Maracaibo, Puerta La Cruz and Ciudad Ojeda. Based on its market research, the Company believes the Venezuelan Internet market has a current total market size of approximately 130,000, of which the Company has a market share of approximately 3%. Inter@net intends to launch Internet access and data transmission services in Caracas in the second quarter of 1999, and intends to expand data transmission services to subscribers in Maracaibo during 1999. In addition to its metropolitan area networks in those cities, the Company intends to interconnect its networks through a leased interconnect network.

         In Caracas, Inter@net is currently constructing five wireless hubs, which will be interconnected by a fiber-optic network, to provide Internet access and high-speed data transmission services to its commercial, governmental and residential customers. The Company is currently testing one operational hub, and expects to launch its Internet access services in Caracas in the second quarter of 1999. The Company also recently installed a central NOC in Caracas, which will monitor its networks 24 hours a day, seven days a week and provide real-time alarm, status and performance information on its operations. In addition, it recently installed a 7.3M satellite dish on top of its NOC, which will provide the Company with up/down-link connectivity.

         In Maracaibo, which has a population of 1.7 million, Inter@net currently provides dial-up and high-speed Internet access to approximately 3,000 residential customers and approximately 400 commercial customers. The Company expects to launch high-speed Internet access and data transmission services to its customers on its own network upon completion of its first wireless hub in Maracaibo by August 1999. The Company intends to install a total of three wireless hubs in order to cover the city of Maracaibo.
The Company has a NOC in Maracaibo, which monitors its networks.

         Inter@net is expected to launch its Internet services in Valencia, which has a population of 1.3 million, by October 1999. Upon construction of a point of presence in Valencia, it will offer residential and commercial customers dial-up and high-speed Internet access services. The Company intends to construct a wireless hub in Valencia in the fourth quarter of 1999.

         Puerto La Cruz, which has a population of 1.0 million, is currently served by an ISP node. The Company anticipates that its Puerto La Cruz operations will become the platform for the expansion of its operations into Eastern Venezuela.

         The  Company  intends  to  market  a wide  range of  Internet  and data transmission services in Venezuela by promoting its high-speed Internet connections and competitive pricing structures, while offering a high degree of reliability. Inter@net intends to offer its commercial customers dedicated data transmission services at connectivity speeds ranging from 256 Kbps to 2 Mbps, while its direct competitors offer speeds of only up to 128 Kbps. In addition, Inter@net's services are offered in various price and usage plans designed to meet the differing needs of the customers. It currently offers several dial-up Internet services, including limited dial-up (up to 40 hours) for $35.00, unlimited dial-up for $43, or pre-paid dial-up Internet access services for residential customers and corporate limited for $40, unlimited for $60, and multi-login accounts services for commercial customers. Inter@net intends to offer a complete business package, which includes web page design, web hosting, video conferencing and up to 2 Mbps of Internet connectivity.

         The Company also intends to launch voice services in its Venezuelan metropolitan markets. The launch of its voice services will be contingent upon its receipt of governmental approval to provide those services. Venezuela is scheduled to privatize its telephony services rights in the year 2000.

         Network Architecture. Inter@net provides its Internet access and data transmission services through a system owned by the state-owned telephone service provider. The Company is also building, or expects to build, several wireless hubs in Caracas, Maracaibo and Valencia to provide high-speed data services in all of its current Venezuelan markets. Through its first wireless hub, the Company covers over nine square kilometers, reaching approximately 20% of the central business district in Caracas. Once all five wireless hubs have been completed (which the Company anticipates will be in 1999), the network will cover approximately 85% of the central business district in Caracas.

         Customers. The Company targets the higher socioeconomic segments in Caracas, Maracaibo and Valencia for its Internet access services. For high-speed Internet and data transmission services, the Company targets multinationals, government agencies and other businesses in different industries, including banking, manufacturing, tourism, and retail. These customers are mainly located in the central business district of Caracas and business districts in Maracaibo and Valencia.

     As of March 1, 1999, the Company's top business customers were as follows:
--------------------------------------- --------------------------------------- ---------------------------------
 Dresser de Venezuela                    Hotel del Lago Intercontinental         Corpozulia
 ABB Vetco Gray                          Novell Drilling                         Transporte Faga Bobinelli
 Servicio Halliburton                    Air Drilling                            Televiza
 Union Texas                             Diario C.A. Panorama                    Telecolor Canal 41
 Propilven                               Diario El Regional                      Web cafe
--------------------------------------- --------------------------------------- ---------------------------------

         Competition. CANTV has provided full service telecommunications since 1894. CANTV's monopoly for basic telephone services is scheduled to end in late 2000. By 2000, CANTV plans to have approximately 3.2 million main lines in service. There are currently two providers of cellular voice services, with two additional providers scheduled to launch service in the first quarter of 1999.

         Internet service was first introduced in Venezuela in the mid-1990s by a group of small and medium size ISPs. By March 1998, there were approximately 38 ISPs in operation. As of year-end 1998, the total number of Internet subscribers was estimated to be 130,000. The Company believes the data transmission services market in Venezuela is fragmented, with at least seven major competitors offering dedicated value-added and private network data services to corporate customers.

         The following table shows the composition of the Venezuelan  telecommunications market in each segment, the approximate market shares of the principal competitors and a price comparison of the products offered:
------------------- -------------------- -------------------- ------------------------------------------------------
Segment             Competitor           Market share         Product / Price
------------------- -------------------- -------------------- ------------------------------------------------------
Internet access     T-Net                35%                  Limited (10 hrs) $15.58 / Unlimited $52.64
                    CANTV                23%                  Limited (10 hrs) $15.84 / Unlimited $57.22
                    Netpoint             6%                   Limited (10 hrs) $20.07 / Unlimited N/A
                    Inter@net            3%(1)                Limited (40 hrs) $35.00 / Unlimited $43.00
                    Compuserve           3%                   N/A
------------------- -------------------- -------------------- ------------------------------------------------------
Data transmission   CANTV                N/A                  256 Kbps / $1,183(2)
                    Bantel               N/A                  256 Kbps / $2,000(2)
                    C-Com                N/A                  256 Kbps / $3,400(2)
                    Inter@net            N/A                  256 Kbps / $499 + $199 installation
------------------- -------------------- -------------------- ------------------------------------------------------
(1)  Represents market share on a national basis. In the Maracaibo, Ciudad Ojeda region, where Inter@net started its operations, the Company has an approximate market share of 30% for Internet access services.
(2)  Monthly rates, not including installation fee.
Source: Convergence Communications, Inc.; Booz, Allen & Hamilton.

Costa Rica

         General. The Company's wholly owned subsidiary, Television Interactiva, S.A. ("Television Interactiva"), is developing a metropolitan area network in San Jose using 2 GHz of bandwidth in the 28 GHz frequency range. The Company intends to offer Internet and high-speed data services over this network, and is currently conducting tests on it.

The table below provides an overview of the Company's current operations in Costa Rica:

---------------------------------------------------------------------------------------
Profile
---------------------------------------------------------------------------------------
Services offered              Data transmission
                              Dial-up Internet access
----------------------------- ---------------------------------------------------------
Markets served                San Jose
----------------------------- ---------------------------------------------------------
Number of accounts            Market trials
----------------------------- ---------------------------------------------------------
Wireless spectrum             2 GHz in the 27.5 GHz range
----------------------------- ---------------------------------------------------------
Network infrastructure        San Jose:
                              -   2 Wireless hubs installed; 1 under construction
                              -   5 km of fiber-optic cable
                              -   Network Operations Center
                              -   Network Point of Presence
                              -   120 Analog lines
----------------------------- ---------------------------------------------------------
Network coverage              70% of the Central Business District
----------------------------- ---------------------------------------------------------
Source:  Convergence Communications, Inc.

Market   Opportunity.   The  Company  believes  that  the  Costa  Rican
telecommunications market presents strong opportunities for providers of bundled telecommunications services, based on: (i) the anticipated deregulation of the market, (ii) favorable economic conditions and (ii) absence of a single company offering combined telecommunications services.

         The Company believes the telecommunications sector in Costa Rica is more developed than most other countries in the Central American region. However, the teledensity rate is still relatively low, as evidenced by a total of 16.1 lines per 100 persons in 1998. The telecommunications sector is expected to experience significant growth as a result of the upcoming deregulation of the market and expected increased demand for telecommunications services.

         Costa Rica experienced a 46% growth in CATV subscribers in 1997, equating to a 9.3% penetration of an estimated 600,000 TV households. The penetration rate is below that of the Latin American average of 13.9%, indicating a potential for continued subscriber growth. Over the next five years, the CATV market is forecasted to grow at an average of 28%. As of January 1, 1999, there were 40,000 commercial Internet dial-up subscribers in Costa Rica, up from 20,000 subscribers in 1997, an annual growth rate of 100%.

         Costa Rica, with a population of 3.7 million, has been recovering steadily from its 1996 economic contraction. GDP growth was 3.2% in 1997 and is expected to be 4.9% for 1998, resulting in a total GDP of $9.7 billion. The total number of urban households in Costa Rica is approximately 407,400, and the average buying power per urban household totals $8,928. The top three (of five) SES represent approximately 50% of households.

         Regulatory Environment. Costa Rica's government is considering legislation that would significantly restructure the country's telecommunications sector. The legislation is expected to be adopted in the second or third quarter of 1999. The underlying approach of the pending legislation is a gradual liberalization of several key markets during the next 2 to 3 years. The privatization of Instituto Costarricense de Electridad ("ICE"), the national telephone company, is currently not under consideration.

The table below sets forth the regulatory environment of the telecommunications market in Costa Rica:

-------------------------- ------------------------------ ---------------------------- --------------------------
 Markets Currently Open      Markets Currently Closed            Markets Open               Other Potential
                                                              Post-Liberalization            Opportunities
                                                                   ('99-'01)
-------------------------- ------------------------------ ---------------------------- --------------------------
Cable television           Local voice                    Local voice (2000)           IP telephony
Private data networks      Domestic long distance         International
                           International long distance    long-distance voice (2001)
                           Data services                  Data services (1999)
                           Internet access:  bandwidth    Internet access (1999)
                           exclusively provided via       ISPs can offer services
                           RACSA                          independently
                                                          Wireless voice services
                                                          (1999)
-------------------------- ------------------------------ ---------------------------- --------------------------
Source: Booz, Allen & Hamilton; Convergence Communications, Inc.

      Operations   Overview.   The  Company   began  its   investigation   of
opportunities in the Costa Rican telecommunications market in 1996. During the interim period of market deregulation, its acquired Television Interactiva, which has the rights to operate 2 GHz of bandwidth in the 28 GHz frequency range. The network right holder of the bandwidth is Papeles de Curcuma, S.A., a Costa Rican corporation ("PDC"). The license allows the use of the spectrum for video and data services throughout Costa Rica, but does not currently provide the Company with the right to provide voice services.

         The Company intends to become a leading provider of bundled high-bandwidth, high-speed Internet access, high-speed data transmission, voice and video services to business, governmental and residential customers in Costa Rica. The Company is currently establishing an ISP infrastructure, by using the Guatemalan operations as a model, and it intends to enter the market, as soon as the market deregulation takes place. The Company believes there is currently no other competitor in the market building a comparable infrastructure to provide bundled telecommunication services. Therefore, the Company believes it will be well positioned to gain a significant market share in its targeted Costa Rican markets if the deregulation opens the market to competition.

         The Company will initially focus its development efforts in the Costa Rican capital of San Jose, which has a population of 1.3 million. The Company initiated construction of high-bandwidth facilities in San Jose in July 1998, began market tests of its network in February 1999, and anticipates it will launch its high-speed Internet access and data transmission services in San Jose in the third quarter of 1999 assuming the receipt of appropriate authorizations.

         Television Interactiva is currently building its Costa Rican sales and marketing team. Prior to the deregulation of the market, the Company intends to build credibility with selected corporate customers through marketing trials, product demonstrations, and direct marketing. After the liberalization of the market, it will aggressively market its services through a radio and newspaper introductory campaign and through telemarketing. Other promotional introductory strategies will include discounts per amount of services purchased, free installations for high-end customers, cybercards and free membership promotions.

         The Company intends to offer dedicated high-speed connections to business customers with private networks at speeds varying from 128 Kbps, for a current monthly charge of $350, to 1 Mbps for a current charge of $800, plus an installation fee of $700. In addition to high-speed Internet connections to business and high-end residential users, the Company intends to offer dial-up Internet access to middle-class residential customers, students and small companies. Limited dial-up Internet access will initially be offered at a monthly fee of $30, while unlimited access will be offered at $40, both with an installation charge of $35. Several other services will be offered, including e-mail only, weekend only and multilogin.

         Network Architecture. Television Interactiva recently completed two wireless hubs and has another hub under construction, which will enable it to deliver (subject to the receipt of appropriate approvals) Internet access, data transmission and video services using the 2 GHz of bandwidth. In addition, its has installed over 5 km of fiber-optic cable, connecting its two hubs, and is in the process of constructing a 19km fiber-optic ring to interconnect its wireless hubs and NOC. This network will cover 70% of the central business district in San Jose. Television Interactiva is also currently building a NOC, which will monitor its networks 24 hours a day, seven days a week, and provide real-time alarm, status and performance information.

         Customers. The Company intends to provide its bundled services initially to businesses and residential customers in San Jose, which has a population of 1.3 million. The Company intends to offer its high-speed data transmission services to corporations, banks and financial institutions, chain stores and super markets. It will offer its high-speed Internet access to the top two (of five) SES residential customers, multinationals, universities and import/export corporations. In addition, it intends to market its dial-up Internet access services to residential customers in the second and third SES, to students and to small and medium sized companies.

         Competition. There are currently five ISPs operating in Costa Rica, all of which are licensed agents of Radiografica Costarricense, S.A. ("RACSA"), a subsidiary of ICE. These ISPs act as resellers for RACSA's Internet access and data transmission services. Leading market players expect legislation to be passed in the second or third quarter of 1999, which will liberalize the market for Internet services and value-added services.

         Since RACSA is the sole provider of bandwidth in Costa Rica, there is presently no developed market for companies to offer dedicated data transmission services to corporate customers. RACSA's customers routinely experience slow data transmission speeds, low network reliability, long waiting times for installation and repair, and poor customer service. If the market for data services is liberalized in the upcoming telecommunications law, the Company believes that, with its infrastructure in place and operational, it will be well positioned to provide dedicated data transmission services to customers.
Television Interactiva believes it can differentiate itself from its potential competitors by offering (i) speed and network reliability, (ii) integrated solutions for telecommunication needs, (iii) 24-hour technical and customer support, and (iv) installation within 48 hours.

         The following table shows the Costa Rican  telecommunications  market and the segments in which the Company intends to start operations:

----------------------- -------------------------- ------------------- ---------------------------------------------
Segment                 Competitor                 Market share        Product/ Price
----------------------- -------------------------- ------------------- ---------------------------------------------
Internet access         RACSA                      100%                Limited (10 hrs) $20.00
                        Television Interactiva     -                   Limited $30.00 / unlimited $40.00
----------------------- -------------------------- ------------------- ---------------------------------------------
Data transmission       RACSA                      N/A                 256 Kbps / $1,485(1)
                        Television Interactiva     -                   256 Kbps / $150 + $700(2)
----------------------- -------------------------- ------------------- ---------------------------------------------
(1) Monthly charge, does not include installation fee.
(2) Monthly charge, plus installation fee.
Source: Convergence Communications, Inc.; Booz, Allen & Hamilton.

Panama

         General. The Company owns 90% of Wireless Communications Panama S.A. ("Wireless Panama"), which holds or has rights to use 1.4 GHz of high-frequency radio spectrum in the 28GHz range to provide data services, video services and "value added" services in Panama. The Company initiated construction of a broadband facility in Panama City in May 1998 and has two operational wireless hubs. The Company anticipates that it will offer a full range of data and Internet services in Panama by June 1999.

The table below provides an overview of the Company's operations in Panama:

---------------------------------------------------------------------------------------
Profile
----------------------------- ---------------------------------------------------------
Services offered              Data transmission
                              Dial-up Internet access
----------------------------- ---------------------------------------------------------
Markets served                Panama City
----------------------------- ---------------------------------------------------------
Number of accounts            Market trials
----------------------------- ---------------------------------------------------------
Wireless spectrum             1.4 GHz in the 28Ghz range
----------------------------- ---------------------------------------------------------
Network infrastructure        Panama City:
                              -    2 Wireless hubs operational
----------------------------- ---------------------------------------------------------
Network coverage              80% of the central business district
----------------------------- ---------------------------------------------------------
Source:  Convergence Communications, Inc.

       Market Opportunity. The Company believes that the Panama market provides significant opportunities for bundled telecommunications services. The Company's belief is premised on (i) the significant unmet demand in Panama for basic telephone services, reliable data transmission and Internet services, (ii) favorable economic conditions and an economy dominated by the service industry,
(iii) open regulatory regime for Internet access, data transmission and value-added services, and (iv) deregulation of the telecommunications market in the near future.

         Cable & Wireless Panama currently dominates the market for basic local, national and international voice services through its exclusive license, which will expire on January 1, 2003. It has announced an aggressive network build-out over the next few years as it attempts to gain market share prior to losing its exclusive market position. However, Panama's teledensity of 15.4% indicates that there is still a high, unmet demand and growth opportunities for telephone services. In addition, the Company believes that the deregulated market for Internet access, data transmission and value-added services, in connection with the service sector, provides opportunities for a company like the Company to become a significant provider of bundled high-bandwidth, high-speed Internet access and data transmission services.

         Panama's economy is based on a well-developed services sector that accounts for approximately 70% of its GDP. Services include the Panama Canal, banking, insurance, government, the Transisthmian Oil Pipeline, and the Colon Free Zone (CFZ). Panama's economy grew by 4.4% in 1997 and is expected to increase by 3.0% in 1998, resulting in total GDP of $8.7 billion. In Panama, which has a population of 2.7 million, the top three urban SES represent 43% of total households. The total number of urban households is approximately 366,400, and the average buying power per urban household totals $8,863.

         Regulatory Environment. The new telecommunications law of 1996, and the subsequent sale of a controlling stake of Panama's national telecommunications monopoly, have changed the face of the telecommunications industry in Panama. These two developments marked the start of a liberalization of the telecommunications sector, which is expected to continue on January 1, 2003, when the exclusive rights granted to Cable & Wireless Panama to provide telecommunication services will end. At that point, a number of telecommunications services in Panama will be completely deregulated and open to competition.

         The Ministry of Government in Panama regulates the broadcasting sector, including all radio stations, television stations, and cable TV. Broadcasting is defined as one-way, point to multipoint transmission of content, and the definition applies to radio, television and cable companies. Under current legislation it is technically feasible for any company to apply for and obtain a license to provide CATV services. However, in reality, it is very difficult to obtain a cable license, as the process for entering the cable industry is much less transparent than the process of obtaining a license.

The table below sets forth the regulatory environment of the telecommunications market in Panama:

------------------------------ ------------------------------- --------------------------- -------------------------
                                                                  Markets Opening post
   Markets Currently Open         Markets Currently Closed            January 2003            Undefined Markets
------------------------------ ------------------------------- --------------------------- -------------------------
Data services                  Basic voice services            All currently closed        Provision of data
Internet                       Basic local; services           services                    services via cable
Value-added services           Basic international services                                installed plant
Trunking                       Dedicated voice circuits                                    IP telephony
Satellite services             Personal telecommunications
VSAT                           service
Interactive multicasting to    Mobile cellular services
private user groups
------------------------------ ------------------------------- --------------------------- -------------------------
Source: Booz, Allen & Hamilton.

        Operations Overview. The Company owns 90% of Wireless Panama, which holds or has the rights to use 1.4 GHz of high-frequency radio spectrum in the 28 GHz range and the required concessions to provide Internet access, data transmission, video and "value added" services in Panama. The Company initiated construction of a broadband facility in Panama City in July 1998, is currently operating two wireless hubs, and is currently performing market trials on its network. The Company anticipates it will offer Internet access and data transmission services in Panama by June 1999. After deployment of its services in Panama City, the Company intends to launch its services programs throughout the remainder of Panama.

         The Company is currently in the process of building its Panamanian sales and marketing team. Prior to the full deployment of its network, it intends to aggressively market its services to a wide range of potential business and governmental customers through an introductory campaign and telemarketing. The Company intends to offer its high-speed Internet access and data transmission services. The Company will initially offer its commercial customers dedicated transmission services of 256 Kbps for $300 per month, plus an installation fee of $700. It intends to offer dial-up Internet services initially for a monthly fee of $25.
Dial-up Internet access for businesses will initially cost $56 per month.

         In order to more quickly gain a significant market share in Panama, the Company is pursuing the acquisition of an ISP, as well as actively pursuing in-country strategic alliances or partnerships.

         Network Architecture. The Company recently completed two wireless hubs in Panama City to deliver Internet access and data transmission services using the 1.4 GHz of high-frequency radio spectrum it holds or has the right to use. In addition, the Company is building a NOC in Panama to monitor its networks. The Company recently received authorization from Cable & Wireless Panama to deploy a fiber-optic connection between its wireless hubs, and also recently entered into a pole rights agreement with the local power utility to use its utility poles. The Company expects to have its network fully deployed by June 1999. When it is completed, the Company anticipates that its network will cover 80% of the central business district of Panama City.

         Customers. The Company intends to provide its high-speed Internet access and data transmission, services to the large business community in Panama City. The Panamanian economy is dominated by a well-developed services sector that includes the Panama Canal, banking, insurance, government, the Transisthmian Oil Pipeline, and the CFZ. In addition, the Company intends to market its dial-up Internet access services to residential customers, students and small and medium sized companies.

         Competition. Internet services first became available in Panama following the launch of a microwave link with Costa Rica in June 1994. Currently, there are five major ISPs active in the Internet services market that have a combined customer base of approximately 35,000 subscribers. Only one of these competitors currently provides a combination of Internet access and data transmission. The Company believes it will be the first integrated provider of high-bandwidth, high-speed Internet access and data transmission services in Panama that will be able to compete on the basis of network reliability and price.

         The following  table shows the composition of the  telecommunications  market in Panama in the segments the
Company intends to start operations:


---------------------- ----------------------- ----------------------- ---------------------------------------------
Segment                Competitor              Market share            Product / Price
---------------------- ----------------------- ----------------------- ---------------------------------------------
Internet access        Sinfonet                51%                     Limited (10 hrs) $25.00(1)
                       Orbinet                 35%                     Limited (10 hrs) $29.00(1)
                       C&W Panama              6%                      Limited (10 hrs) $20.00 + $1.00 per hour(1)
                       C-Com                   4%                      N/A
                       GBM Panama              4%                      N/A
                       Wireless Panama         N/A                     Limited $25.00(1)
---------------------- ----------------------- ----------------------- ---------------------------------------------
Data transmission      Telpan                  55%                     N/A
                       C&W Panama              27%                     128 Kbps / $960 + $1,182 installation(2)
                       C-Com                   18%                     N/A
                       Wireless Panama         N/A                     256 Kbps / $300 + $700 installation(2)
---------------------- ----------------------- ----------------------- ---------------------------------------------
(1) Monthly charge.
(2) Monthly charge, plus installation fee.
         Source: Convergence Communications, Inc.; Booz, Allen & Hamilton.

Mexico

         Market Opportunity. The Company recently signed a letter of intent with a Mexican telecommunications company to obtain an interest in its fiber-optic network in Mexico City. The Company is currently preparing a business plan for developing operations in six other cities in Mexico. The Company believes the Mexican market presents an excellent opportunity for expansion of its business. Mexico has a population of 96 million, with a moderate-to-high per capital income. The GDP of the country is expended to grow by 3% in 1999 and 5% in 2000. Additionally, since the signing of the NAFTA treaty, the Mexican economy has been more closely tied to the United States economy and has weathered the recent international currency turmoil.

         Although the Mexican telecommunications market is one of the largest in the world, Mexico had a teledensity of less than 10% in 1998. Between 1990 and 1996, the number of installed lines in Mexico increased from 5.4 million to 8.8 million lines, an increase of 60%. The number of installed lines is expected to increase to 12.1 million in 2002, and teledensity is expected to reach 11%.

         Business Strategy. Although the telecommunications market in Mexico is more competitive than most other markets in which the Company currently operates, the Company believes there is currently no other provider of bundled high-bandwidth services in the market focusing on "last-mile" solutions. The Company believes it can successfully enter the Mexican market by adopting operating strategies similar to those it uses in its other markets. In Mexico, the Company intends to (i) develop packet-switched IP-based metropolitan area networks; (ii) acquire strategic network assets and ISPs to accelerate its entrance into the market by gaining an existing customer base and cash-flow;
(iii) focus on the end user; (iv) offer bundled services; (v) acquire strong local management; and (vi) form strategic alliances with strong local partners.

         Execution to Date. In 1995, the Company began analyzing the Mexican telecommunications market and exploring opportunities in it. In November 1998, the Company hired Luis de la Fuente, the former Chief Operating Officer of Amaritel, Mexico's largest competitive access provider, to act as CEO of the Company's Mexico operations. Additionally the Company has retained Sam Nash, former General Manager of Network Services for Amaritel, as a consultant.

         In March 1999, the Company entered into a letter of intent with MetroNet, S.A. a developer of metropolitan area fiber-optic networks in Mexico. Under the letter of intent, the Company will acquire an interest in MetroNet's fiber-optic network in Mexico City, which consists of approximately 80 route kilometers (or 7,000 fiber kilometers) and is configured in two rings. A third ring is planned for 1999. When the third ring is deployed, the Mexico City network will consist of over 270 route kilometers. Under the letter of intent, the Company and MetroNet also agreed to jointly develop metropolitan area fiber-optic networks in six additional cities in Mexico by the year 2001. See "Description of the Company's Business-Note Regarding Acquisitions."

         The Company has identified or is exploring several additional Mexican acquisitions and strategic alliances it believes would be valuable to the success of its business plan. These acquisition and alliances include (i) wireless spectrum that can be leased or acquired; (ii) ISPs; and (iii) long-haul backbone capacity.

Other Company Network Rights

         Argentina. In August 1997, in connection with the sale by the Company of an approximately 18% shareholder position to a third party, the Company and that third party formed WCI de Argentina, an Argentinean corporation ("WCIA"). See "Legal Formation and Development - Internexus Transaction," below. In 1998, WCIA was granted a "value added" license to provide data services and video conferencing services in Argentina. WCIA is owned 80% by the Company and 20% by the third party shareholder.

         Venezuela. In August 1997, the Company acquired a 78% interest in Caracas Viva Vision, S.A. ("CVV"), a Venezuelan corporation that holds the exclusive right to commercialize 1GHz of frequency in the Venezuelan 28GHz range (the "CVV Transaction"). In connection with the transaction, the Company acquired an 8.46% interest in Comunicaciones Centurion, S.A., the entity that holds the concession to those rights. CVV currently utilizes the spectrum rights to provide television programming to approximately 695 subscribers. In September 1998, the Company instituted an arbitration action against a former principal shareholder of CVV for indemnification for breaches of the representations and warranties made by CVV and the selling shareholders regarding CVV's operations in the CVV purchase agreements. See "Litigation," below. The Company and the shareholder have stayed the arbitration pending the outcome of settlement negotiations.

         New Zealand. The Company acquired network rights in New Zealand in August 1995. The Company's New Zealand network rights are held by Auckland Independent Television Services, Ltd. ("AITS"), a New Zealand corporation, which is owned 94.9% by the Company. AITS holds (under two licenses from network right holders) four channels in the 2.3 GHz frequency range in the Auckland area. AITS has also acquired (as the network rights holder) the exclusive rights to utilize equipment in the 40 GHz frequencies in the Auckland, Christchurch and Wellington/Petone areas, with countrywide expansion rights as applied for on a city-by-city basis. AITS's 40 GHz license rights permit the delivery of data, telephony and video services. The Company intends to enter into a joint venture with a local operating company in New Zealand, which will operate the network rights on behalf of the Company, or sell these network rights in the near future. The terms of the 40 GHz license rights require AITS to pay an annual renewal fee, which the Company has not paid for 1999.

         Utah (U.S.). The Company owns an interest in certain network rights and a leased transmitter facility in Park City, Utah. The Park City rights were acquired by the Company in August 1995 and are held by the Company's wholly-owned subsidiary, Transworld Wireless Television, Inc. ("TWTV"). The Park City rights consist of four 2.5 GHz channels. The Company intends to enter into a joint venture with a local operating company in Utah, which will operate the network rights on behalf of the Company, or sell these network rights in the near future.

Business Operations

         The Company has adopted a number of procedures and policies it believes will facilitate the efficient operation of its business. These policies and procedures include the following:

         Bundled Service Packages. The Company currently provides a number of telecommunications services, and anticipates that it will increase the number and types of the services it provides as it builds out, acquires or launches its telecommunications systems. These services will include standard telecommunications services such as high-speed and dial-up Internet access and high-speed data transmission, local and long distance voice services, and video services, as well as value-added telecommunications services such as video conferencing, web hosting and virtual private networks. To the extent it is possible and consistent with its service offerings in any particular country, the Company intends to provide subscribers with the ability to bundle the various services offered by the Company without the constraints of inflexible package requirements or product-specific boundaries. The Company believes a flexible sales strategy will help reduce switching barriers for those subscribers who may initially be reluctant to switch all of their telecommunications services and vendors at one time or are subject to existing contracts.

         Pre-Launch Activities. Prior to initiating the buildout of a new market, the Company conducts pre-launch studies to evaluate the population demographics. The Company has already conducted several such studies in its markets. The Company has created a development plan that identifies the subscriber potential of various areas within its markets and, based on such factors as television, telephone and data penetration rates, income levels, existing competition and whether or not the Company has access to existing fiber-optic or coaxial cable networks, it has defined the probable locations of the network central node transmission facility, any required cell sites for retransmission and any areas where fiber-optic, coaxial cable or wireless networks may be required. As the construction of a central node or retransmission facility nears completion, the Company generally conducts a marketing program targeted to those areas identified as having the greatest potential for subscriber growth. The Company's marketing programs typically include (i) telemarketing, (ii) neighborhood door-to-door sales, including multiple dwelling unit meetings and door hangers, (iii) marketing tied to regional events such as high interest sporting events, (iv) telephone, television and print advertisements, (v) promotional activities such as referral programs and promotional gifts, (vi) direct mailings, (vii) Internet web pages,
(viii) advertising on installation vehicles, (ix) participation in professional forums, (x) automated e-mail messages, (xi) free or promotional services to key or high profile users, (xii) launch promotional activities, and (xiii) where appropriate, the use of resellers, agents and direct marketing agencies.

         Installation. The Company's installation packages for its services generally include a standard rooftop mounted transceiver for wireless service or hardwire cable connection and other related equipment, such as cabling and a data modem, which will be located at the subscriber's location.

         Customer Service. The Company believes that by providing high levels of customer service, it will be able to maintain high levels of customer satisfaction and minimize subscriber turnover. With this objective in mind, the Company has adopted operating policies under which it (i) completes installations promptly, (ii) provides prompt customer service 24 hours a day, seven days a week using a call center or customer hotline, (iii) provides timely repair service, and (iv) makes new subscriber follow-up calls after installation to ensure customer satisfaction. The Company also imparts a "customer service" mentality in its employees through ongoing in-house training sessions and intends to establish an employee forum to facilitate an exchange of ideas for improvements in customer service. The Company also intends to adopt various employee incentive programs linked to achieving high levels of customer satisfaction.

         Network Operations Centers. The Company deploys central node transmission and switching equipment in NOCs in each of its principal market areas. The Company's networks are engineered to provide subscribers with the ability to interconnect with the Internet, as well as with other locations the customer may have within the Company's network and, with respect to the Company's voice services, to interconnect with local exchange networks and long distance networks. In order to ensure that the Company's networks are working as efficiently as possible, the Company constructs and maintains NOCs which monitor its various microwave, fiber-optic and coaxial cable networks on a 24 hour a day basis and which provide its operating personnel with alarm, status and performance information. The NOCs include equipment, which allows the Company to conduct preventive maintenance activities in order to avoid network outages or to respond promptly to any network disruption that might occur.

         Management Information Systems and Billing. The Company uses commercial management information systems in its operations, which are tailored to meet the requirements of the subscription telecommunications industry. The Company intends to standardize these systems, and anticipates that the integrated system will allow the Company to monitor customer service and customer payment patterns, monitor subscriber equipment and installations, and manage each operating network efficiently. The Company has also adopted credit procedures and collection policies, which it believes, will minimize subscriber turnover and uncollectable accounts.

Acquisition Strategy

         The Company intends to pursue its expansion strategy in the future by acquiring high-bandwidth telecommunication networks and ISPs in markets (principally in Central America, the Andean region and Mexico) that meet its market selection criteria. The Company has developed a series of complex criteria to analyze prospective acquisitions of market networks and subscriber systems. These criteria include (i) the number of potential subscribers in the market, (ii) the types of telecommunications services in which the subscribers would most likely be interested, (iii) network frequency availability, (iv) the existence of established groupings or blocks of network rights, (v) the nature, quality and extent of service provided by existing and traditional communications networks in the market, (vi) topography, (vii) demographics,
(viii) the existence of a strong local strategic partner, (ix) political and economic risk, (x) governmental regulation, (xi) existing microwave, fiber-optic and/or coaxial cable transmission facilities, and (xii) the potential to add to the Company's subscriber base by acquiring the acquisition target's existing operations. The Company also evaluates the potential acquisition's ability to facilitate the Company's use of economies of scale and to increase its operating efficiencies, particularly where a market acquisition can add subscribers or add to existing regional market clusters.

Business and Operating Issues.

         In order to operate successfully, the Company will need to deal with a number of governmental and operational issues. These issues include the following:

         Governmental Regulation. The provision of the Company's services will be subject to extensive governmental regulation. The amount, type and extent of that regulation varies from country to country. The information set forth in the subsection entitled "Regulatory Environment" under each of the market descriptions summarizes certain governmental regulations affecting the Company's ability to own and operate its networks and provide its services in those markets. The regulatory structure for any particular market is subject to change from time to time, and any such regulatory change could have a material and adverse effect on the particular market in which that change takes place, and/or upon the Company's business as a whole.

         Risks and Foreign Investment. The Company has invested and intends to continue to invest substantial resources outside the United States. Governments of many developing countries have exercised and will continue to exercise substantial influence over many aspects of private business enterprise. Local governments own or control companies that are or may become competitors of the Company or companies upon which the operating companies and network right holders in which the Company has an interest may depend for required services or materials. Governmental actions in the future could have a significant effect on the economic conditions in many of the market areas in which the Company intends to or has invested, and otherwise may have a material adverse effect on the Company's business operations, financial condition and operations. The Company's interests in some or all of its market countries could be adversely affected by expropriation, confiscatory taxation, nationalization, political, economic or social instability, changes in laws or other developments over which the Company has little or no control.

         Network Issues. The Company will be required to rely on the existence of, and continuing ability to use or exploit, telecommunications licenses, concessions or leases which are typically granted by governmental agencies on an exclusive or limited basis and for limited terms. There can be no assurance the governmental agencies will not seek to limit, revoke or otherwise adversely modify the terms of any such rights. Those rights may be subject to significant operating restrictions or conditions, including restrictions relating to the implementation or construction of network improvements, commercialization, subscriber rates or royalties or other specified deadlines or conditions which, if not satisfied, could result in a loss or revocation of the network rights.

         International Currency Risks. A number of the countries in which the Company operates, such as Venezuela, have experienced substantial rates of inflation and resulting high interest rates, sometimes for a period of many years. Inflation and fluctuations in interest rates could have a material adverse effect on the Company's operations and business. The Company has adopted limited foreign currency exchange risk procedures and intends to adopt a country specific protocol in the near future. There can be no assurance, however, that the Company's risk procedures will be adequate or successful. The value of the Company's interests in these countries will depend, in part, on currency restrictions and controls that these countries may impose.

         International Tax Risks. The Company currently has operations in several Latin American countries and maintains its principal business offices in the United States. Each of these countries has its own taxing laws, regulations and policies. These laws, regulations and policies may differ significantly from country to country. In addition, although tax treaties currently exist between and among a number of the countries in which the Company does business, there is no universal method or rate of taxation among the Company's various market countries. In addition, distributions or other payments the Company receives from its operating subsidiaries or affiliates may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or are operating. United States corporations may generally claim foreign tax credits against their United States federal income tax expenses for any foreign withholding taxes held or actually paid with respect to companies in which the Company owns 10% or more of the voting stock, but the Company's ability to claim any such foreign tax credits and to utilize net foreign losses may be subject to limitations and restrictions. The Company has adopted limited tax planning procedures to mitigate the international tax risks to which it is subject, and intends to adopt a comprehensive set of planning and operational procedures in the future. There can be no assurance that the Company's tax planning will be adequate or successful.

Properties and Facilities

         Equipment. The Company believes it will have the ability to source key network components from a number of equipment vendors. Fixed local wireless networks can be constructed using equipment from different manufacturers and can utilize different technologies. Fiber-optic and coaxial cable systems can also generally be constructed using equipment from different manufacturers. This is particularly true with equipment such as switches, routers and servers where there are many manufacturers that distribute their products through a number of resellers. The Company believes that, by employing standardized equipment, the Company will be able to make appropriate decisions based on the price of the equipment, with less emphasis on the manufacturer.

         Office Space. The Company leases approximately 2,500 square feet of office space in Salt Lake City, Utah under a lease agreement expiring in September 2000, approximately 3,500 square feet of office space in Pembroke Pines, Florida under a lease expiring in 2001 and approximately 3000 square feet of office space in San Jose, California under a lease expiring in 2001. The Company believes its office space is adequate for its current needs. The Company also maintains, through its various subsidiaries and affiliates, office space in a number of the countries in which it operates.

         Network and Other Rights. The Company holds license rights (either directly or derivatively) for microwave point-to-multi-point telecommunications networks and interests in fiber-optic and coaxial cable networks in its markets. It generally has acquired those rights pursuant to (i) the acquisition of direct ownership rights, (ii) long-term contracts with third parties, (iii) arrangements where it is the majority or sole owner of the entity that owns those assets, or (iv) contractual arrangements which it believes provide it with substantial managerial and operational control of such assets, including ownership positions in the operating entities for the asset and, where permissible under local law, ownership positions in the asset holder.

         The rights for wireless point-to-multi-point microwave communications networks in most markets that meet the Company's market selection criteria have already been granted to (or been applied for by) third parties. Therefore, in order to build and operate wireless portions of the Company's networks in new markets where it does not already control network rights, the Company will have to purchase, lease or otherwise acquire sufficient network capacity from or with those third parties or rely on other transmission facilities, such as fiber-optic or coaxial networks.

Telecommunications Services Content

         Internet and Data Services Content. The Company intends to operate ISPs in each of the targeted countries to provide Internet access and data transmission services to the Company's subscribers in those countries. The Company will offer the services as part of a bundled offering under the Company's brand name, through a contractual arrangement (partnership, management agreement, services arrangements, joint venture or otherwise), or on a transport basis (where the Company's networks will act as a "pipeline" for the ISP). These data services include routing, addressing, DNS, registration services, network security and fire walls, intranet services, e-mail, news services, and hosting and peering services.

         The Company also provides local dedicated data transmission circuits or virtual private networks. These lines, which typically link customers' computers together to create larger networks, are used by banks, billing clearing houses, advertising agencies, hospitals and other business to exchange large data files, as well as by any business to connect offices for file sharing, e-mail and work group applications.

         The Company is negotiating with a number of ISPs in its markets regarding their acquisition or for terms under which the Company and those ISPs would, on a partnering, joint venture or other contractual basis, provide Internet access and data transmission services using the Company's networks.

         Voice Services. The Company intends, subject to local regulation, to provide a complete range of local exchange and long distance services as part of its services. The Company anticipates these services will include basic local services, access to long distance and dedicated lines, direct inward dialing, custom calling services and, in the case of long distance services, domestic intramarket, intermarket and international calling, toll free services, calling card and conference call bridging and other enhanced services.

         Television Programming. The Company has entered into a number of contracts with commercial television programming suppliers and packagers for its video programming services. These contracts include both master agreements, under which the Company uses specific programming in most or all of its markets, and regional specific contracts, pursuant to which the Company uses programming in regional or country specific markets.

Legal Formation and Development

         Company Formation. The Company was formed for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc. ("TTI"), a publicly held United States corporation. Through its joint venture entity, Wireless Holdings, Inc., TTI owns interests in operating and non-operating wireless communications networks in six United States markets. TTI also owned an interest in certain New Zealand and Park City, Utah network rights. See "Business and Properties Litigation."

         In July 1995, the board of directors of TTI voted to separate its business assets into two groups. Under the terms of the business separation, TTI agreed to form a new corporation -(the Company) to hold TTI's New Zealand and Park City, Utah network rights, and the stock of that corporation was then to be distributed to TTI's shareholders. In order to complete the transaction, TTI formed the Company and, in August 1995, it issued 1,000,000 shares of its common stock to TTI in exchange for TTI's interest in the New Zealand and Park City, Utah networks. TTI immediately transferred the shares of the Company to an escrow agent, to be held for the benefit of TTI's shareholders of record on that date, until the Company complied with certain securities law requirements. In December 1996, the Company registered the shares under the federal securities laws under the Securities Exchange Act of 1934, as amended, pursuant to a registration statement on Form 10-SB. The Company has not yet distributed the shares from escrow.

         TIC Transaction. Prior to January 31, 1997, the Company's primary business assets consisted of its New Zealand network rights and a 4.4% equity interest in Comunicaciones Centurion, S.A., a company that holds wireless network rights in Venezuela. See "Description of the Company's Business - Markets - Other Company Network Rights."

         In February 1997, the Company merged a newly formed wholly-owned subsidiary with Telecom Investment Corporation ("TIC"). TIC held or had the right to acquire wireless telecommunication rights in a number of Latin American countries, including Venezuela, Costa Rica, Panama, Peru and Guatemala. Under the terms of the merger, the former shareholders of TIC received 685,062 shares of the Company's newly designated Series A Preferred Shares and TIC became a wholly-owned subsidiary of the Company (the "TIC Transaction"). The principal shareholder of TIC was George D'Ambrosio, the father of the Company's Chief Executive Officer. The Series "A" Preferred Shares were converted into 6,850,620 Common Shares effective August 21, 1998. See "Matters Submitted to the Vote of Security Holders," below. As a result of the TIC Transaction, the former shareholders and option holders of TIC acquired approximately 87% of the voting control of the Company on a fully diluted common share equivalent basis. As a result of the Internexus Transaction, the FondElec Transaction and the CVV Transaction the interests of the former shareholders and option holders of TIC were reduced to approximately 54.6% of the voting control of the Company. The TIC Transaction was accounted for as a reverse acquisition for accounting purposes. See "Management's Discussion and Analysis of Certain Relevant Factors."

         Note and Warrant Offerings. In 1997, the Company sold a series of secured promissory notes and warrants in private placement transactions. The aggregate principal amount of the notes (which were retired in full in November
1997) was $871,095. The warrants provide their holders with the right to acquire the number of Common Shares of the Company having a value equal to the original principal amount of the notes. Currently, the warrants entitle their holders to purchase approximately 331,719 Common Shares at a current exercise price of approximately $2.63 per share. FondElec and certain of its affiliates were the principal investors in the notes and warrants.

         On December 23, 1998, the Company sold $10 million of subordinated exchangeable promissory notes, to FondElec and Internexus, as defined below. The Notes are exchangeable, at the election of the Company, for preferred stock having certain rights and preferences upon the purchase by third parties of at least $10 million of such preferred stock. See "Management's Discussion and Analysis of Certain Relevant Factors - Liquidity and Capital Resources" and "Certain Transactions." The Notes bear interest at 10%, are due December 23, 2001, and include warrants for Common Shares while the Notes are outstanding.

         Internexus Transaction. Effective August 1, 1997, the Company sold Petrolera Argentina San Jorge S.A. 228,658 Common Shares and 150,380 Series "A" Preferred Shares for $10.0 million pursuant to the Internexus Transaction. The Series "A" Preferred Shares were converted into 1,503,800 Common Shares effective August 24, 1998. See "Matters Submitted to the Vote of Security Holders," below. Petrolera also acquired the right to purchase, for a nominal purchase price, Common Shares and/or Series "A" Preferred Shares sufficient to maintain its percentage interest in the voting control of the Company if the Company entered into transactions for the sale of its securities with certain specified parties on or before November 1, 1997. As a result of the CVV Transaction and the FondElec Transaction, Petrolera acquired an additional 199,912 Common Shares and 23,822 Series "A" Preferred Shares for a total purchase price of $7,831. Petrolera subsequently transferred its Common Shares and Preferred Shares to Internexus, which is owned by the same shareholders as Petrolera. The 23,822 Series "A" Preferred Shares were converted into 238,220 Common Shares effective August 24, 1998. Internexus also acquired warrants to purchase Common Shares under the terms of the Notes. See also "Principal Stockholders."

         FondElec Transaction. Effective November 1, 1997, the Company sold FondElec an aggregate of 424,876 Common Shares and 71,442 Series "A" Preferred Shares for a total purchase price of $5,248,795 in the FondElec Transaction. The Series "A" Preferred Shares were converted into 714,432 Common Shares effective August 24, 1998. See "Matters Submitted to the Vote of Security Holders," below. FondElec and its affiliates also hold warrants to purchase an additional 175,953 Common Shares, exclusive of the warrants to acquire Common Shares they will receive under the terms of the Notes. See also "Principal Stockholders."

EMPLOYEES

         As of March 1, 1999, the Company had in excess of 200 full-time employees. Upon the consummation of the Metro Transaction, the Company will have approximately 300 employees. The Company's employees are not represented by any unions or collective bargaining entities.

LITIGATION

         In September 1998, the Company filed two arbitration proceedings against Donald Williams, a former director and officer of the Company. The first proceeding relates to a claim for indemnification and breach of the representations and warranties made by Mr. Williams and other parties pursuant to the Company's acquisition of an interest in certain Venezuelan corporations that hold and have the right to operate 1 GHz frequency in the 28 GHz range in Venezuela. The other arbitration proceeding requests a declaratory judgment that the Company's termination of Mr. Williams as an employee in August 1998 was for "cause." Both arbitrations have been stayed pending the outcome of settlement negotiations between the parties. In early April 1999, the Company was named as a defendant in an action filed in New Jersey by a group of United States investors who believe they have claims against Mr. Williams with respect to an investment made in those Venezuelan entities (or certain entities that previously held or had the right to operate those same network rights). The plaintiffs have asserted that they have claims against the Company as a result of the Company's investment in the Venezuelan entities. The Company believes the claims of the plaintiffs regarding the Company are without merit.

         The Company is also involved in, and pursues, routine legal actions relating to its business operations, including customer collection activities.

         Certain of the Company's officers and directors acted as officers and directors of TTI. See "Management." In December 1997, that entity filed a petition under Chapter 11 of the United States Bankruptcy Code in connection with the defense and prosecution of litigation claims relating to a contract by a third party to acquire certain United States network rights.

                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

         The Company has not declared or paid any dividends to the holders of its Common Stock or Series B Preferred Stock.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions either engaged in by the Company during the past two years, or proposed to be engaged in by the Company, involving its executive officers, directors, 5% stockholders and immediate family members of those persons:

         In February, 1997, a wholly-owned subsidiary of the Company merged with and into TIC. TIC was the surviving entity in the transaction. Certain of the former shareholders of TIC serve as officers and directors of the Company. In addition, the father of the Company's Chief Executive Officer was the majority shareholder of TIC. See "Principal Stockholders" below. In connection with the TIC transaction, the Company assumed an interest-bearing note in the amount of $180,281 due to an entity controlled by the father of the Company's Chief Executive Officer. As of December 31, 1998, $138,129 plus accrued interest of $74,783 were outstanding on the loan. The Company also has a current liability to an entity owned by that same person in the amount of $100,000 for a commitment fee related to the entity's investment that secured the New Zealand channel rights prior to TTI's involvement in New Zealand. TTI assumed this liability in connection with its acquisition of the New Zealand rights and the Company subsequently assumed the liability in connection with the its formation. In addition, prior to the Company's merger with TIC, TIC entered into a services agreement with Bridgport Financial, Inc. ("Bridgeport"), a principal of which is the same person. Under the terms of the agreement, TIC retained Bridgeport to provide advisory services relating to the acquisition, ownership and operation of telecommunications services in Latin America, Europe and Asia. In consideration for these services, TIC agreed to pay Bridgport a percentage of TIC's gross annual revenues. The minimum amount payable to Bridgeport is $20,833 per month. The term of the services agreement extends through December 31, 2001. Under the terms of the agreement, its terms apply to the gross revenues generated by the Company. The Company, Bridgeport and its principal are currently negotiating the terms of the modification or termination of the services agreement and the satisfaction of all amounts due under the loan and the commitment fee.

         Effective August 20, 1998, the Company and FondElec entered into a non-exclusive agreement under which FondElec agreed to provide advisory services to the Company relating to the acquisition of controlling interests in companies engaged in telecommunication services in Latin America, with particular emphasis on investments in Mexico, Guatemala, El Salvador, Argentina, and Brazil. The agreement requires FondElec to provide standard investment advisory services, but neither FondElec nor any of its principals is required to take part in any solicitation of investors or otherwise participate in the marketing of any of the Company's securities. The term of the agreement is one year. Based on FondElec's belief that its advisory services will enhance the Company's value, but that the Company's current resources should be used for the launch and acquisition of its communications networks, FondElec agreed to forego payment for its services unless the Company raised equity, debt, or other cash consideration from third parties on or before the termination of the agreement in August 1999. The fee, in the amount of the lesser of 3% of the amount of the amount raised or $750,000, will be paid from the gross proceeds of any such debt or equity proceeds.

         In February 1999, Chispa entered into a short term loan transaction with FondElec pursuant to which it acquired funds that it used to pay an installment obligation due under the terms of its acquisition of Cablevisa. If the loan is converted into a long term loan, Chispa has agreed to grant FondElec warrants to acquire common shares of Chispa and other financial remuneration.

         In December 1998, the Company sold the Notes, as defined below, to FondElec and Internexus. Under the terms of the Notes, FondElec and Internexus receive warrants to acquire the Company's Common Shares. In addition, in connection with the placement of the Notes, certain of the Company's shareholders entered into an agreement with FondElec and Internexus regarding the designation of, and voting for, directors. Under the agreement, the shareholder group, FondElec and Internexus are each entitled to designate two persons to be nominated as members of the Company's board of directors and the other parties to the agreement are obligated to vote their shares in the Company for the election of those designees. The voting agreement also contains certain restrictions on the corporate actions the Company may undertake. The Company is not a party to the voting agreement.

                                   MANAGEMENT

         The Company's directors, executive officers and key employees, as of the date hereof, and their respective ages and positions with the Company, are set forth below. Biographical information for each of the senior management members and directors is also presented below. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between or among any of the Company's directors or executive officers. The Company's board of directors is currently comprised of six members. Executive officers are chosen by, and serve at the discretion of, the board of directors:

Name                                     Age   Position
Lance D'Ambrosio......................   41    Chief Executive Officer and Chairman of the Board of Directors
Brian Reynolds........................   42    President and Chief Operating Officer
Jerry Slovinski.......................   42    Senior Vice President and Chief Financial Officer
Troy D'Ambrosio.......................   38    Senior Vice President, Legal & Administration, Director
William Levan.........................   44    Senior Vice President, Engineering & Technology
Dennis Gundy..........................   54    Senior Vice President, Telephony
Ricky Posner..........................   34    Vice President and Chief Executive Officer, CCI - Central America
Jose Miguel Padron....................   44    Vice President and Chief Executive Officer, CCI - Andean Region
Luis de la Fuente.....................   52    Vice President and Chief Executive Officer, CCI - Mexico
Anthony Sansone.......................   34    Treasurer and Corporate Secretary
Gerald Peters.........................   58    Controller
Gaston Acosta-Rua.....................   34    Director
Jorge Fucaraccio......................   54    Director
Peter Schiller........................   63    Director
George Sorenson.......................   43    Director

Senior Management Team

         Lance D'Ambrosio, Chief Executive Officer and Chairman of the Board of Directors. Mr. D'Ambrosio is the Chairman of the Board of Directors and Chief Executive Officer of the Company, and holds other executive officer and director positions in the Company's subsidiaries and affiliates. Mr. D'Ambrosio has been involved in the telecommunications business for over eight years and has over 20 years of entrepreneurial business and sales experience. Mr. D'Ambrosio is responsible for the Company's acquisitions, strategic planning and mergers, and is responsible for all financing plans for the Company. Mr. D'Ambrosio founded CCI in 1995 and has led the Company since its inception. Between 1992 and 1995, Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of Transworld Telecommunications, Inc. ("TTI"), a wireless cable television company in the United States that had operations in six markets. Prior to entering the telecommunications industry, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation, which was primarily involved in raising venture capital for investments in high-tech companies. Prior to that, Mr. D'Ambrosio held various sales and management positions with Paine Webber, Savin Corp. and Xerox Corporation. Mr. D'Ambrosio holds a Bachelor of Science in Marketing and Management from the University of Utah.

         Brian Reynolds, President and Chief Operating Officer. Mr. Reynolds joined the Company, effective July, 1998, as its President and Chief Operating Officer. Mr. Reynolds has over 18 years of telecommunications experience in the United States and international markets, focusing on major company start-ups. Between late 1997 and the effective date of his employment with the Company, Mr. Reynolds acted as a telecommunications consultant to a number of entities, including the Company. Between 1994 and 1997 Mr. Reynolds served as Chief Operating Officer of Wireless Holdings, Inc. ("WHI"), where he was responsible for start-up and growth of its high-speed data and wireless cable operations. Between 1993 and 1994, he was Chief Operating Officer for Australia Media LTD., a combined direct broadcast and wireless video company that currently serves over 100,000 customers. Mr. Reynolds was a founder of Sutter Buttes Cablevision and Pacific Australia West Cable in Northern California. Between 1984 and 1989, Mr. Reynolds was responsible for the overall construction and profit and loss operations for Sacramento Cable, taking the operations from construction and launch to over 150,000 customers. Prior to working for Sacramento Cable, Mr.
Reynolds held various management positions with Warner Cable. Mr. Reynolds received a Bachelor of Arts Degree from Rutgers University with an emphasis in Accounting.

         Jerry Slovinski, Senior Vice President and Chief Financial Officer. Mr. Slovinski has 20 years of financial and accounting experience in the telecommunications industry. After eight years with Arthur Anderson, in 1986, Mr. Slovinski joined Venango River Corporation, a railroad holding company, as controller. In 1988, he became Chief Financial Officer and, one year later, President and Chief Executive Officer of Tel Com International, Inc., a telecommunications company serving businesses throughout the United States. Prior to joining CCI, Mr. Slovinski worked for The Network Management Group providing financial and management consulting services to telecommunications companies, including e.spire Communications, Ameritech, AT&T Canada, Citizens Communications and Teligent. Mr. Slovinski received a Bachelor of Science Degree in Business Administration and Accounting from Western Illinois University and is a Certified Public Accountant.

         Troy D'Ambrosio, Senior Vice President Legal & Administration, Director. Mr. D'Ambrosio is a Director of the Company and Senior Vice President Legal & Administration. Mr. D'Ambrosio has 17 years of business and government experience, including four years of telecommunications experience prior to joining CCI as an officer in October 1998. Prior to joining CCI, he served as Vice President of Administration and as a Director of TTI and also served in executive positions and as a director of WHI and its subsidiaries Between September 1996 and October 1998, Mr. D'Ambrosio has served as the Manager of Mutual Fund Operations for Wasatch Advisors, Inc., a registered investment advisory firm which manages approximately $1 billion dollars in separately managed accounts and maintains a family of mutual funds. Between July 1992 and November 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores Company, a food and drug retailer with sales in excess of $20 billion annually, where he served most recently as a Vice President of Corporate Communications and Government Relations. Mr. D'Ambrosio received a Bachelor of Arts degree in Political Science from the University of Utah.

         William Levan, Senior Vice President Engineering & Technology. Mr. Levan joined the Company in March 1998 as its Senior Vice President of Engineering. Mr. Levan is a 23-year veteran of the telecommunications industry and holds seven patents. Between July of 1997 and February of 1998, Mr. Levan acted as the Director, Applications Hybrid Networks in Cupertino, California, where he was responsible for pre-sales support of its Hybrid Series 2000 broadband modem system. Between 1994 and July 1997, he was the Director of Hardware Engineering for Hybrid Networks in Cupertino, California. Between 1991 and August 1994, Mr. Levan was the Chief Technology Engineer for the Foothill College District in Cupertino, California, where he was responsible for the design, and supervised installation, of the district wide broadband voice, video and data network. Mr. Levan received his B.S.E.E. from Ohio State University, with an emphasis in Electrical Engineering.

         Dennis Gundy, Senior Vice President Telephony. Mr. Gundy began his telecommunications career 36 years ago and has served in numerous capacities for MCI, Sprint, and Pacific Bell in the United States and 22 foreign countries. Since 1980, Mr. Gundy has been involved with start-up telecommunications companies. Mr. Gundy is a founding partner of U.S. Sprint and was instrumental in the start-up and early growth of the company. Mr. Gundy previously served as Vice President and General Manager of SERSA/GeoComm, a Mexico City-based long distance and data carrier and Executive Vice President of St. Thomas and San Juan Telephone Company. Mr. Gundy received his B.S.E.E. from Western Technical.

         Ricky Posner, Vice President and Chief Executive Officer CCI Central America. Mr. Posner is a Vice President and Chief Executive Officer of CCI's Central American operations. Mr. Posner has over 14 years experience in the telecommunications and media industries. Prior to joining CCI, Mr. Posner worked for Metro, starting in 1996. Mr. Posner has also held positions with Warner Espanola and El Deseo, a Spanish film producer and distributor. Mr. Posner received a B.S. in Communications from Northwestern University, and is a native of Colombia.

         Jose Miguel Padron, Vice President and Chief Executive Officer CCI Andean Region. Mr. Padron is Vice President & Chief Executive Officer of CCI's Andean Region operations. Mr. Padron originally joined CCI in 1998, but took a leave of absence shortly thereafter to act as Director of CONATEL, the Venezuelan governmental agency that is the equivalent of the United States Federal Communications Commission. Mr. Padron rejoined the Company in February 1999. Mr. Pardon is the founder of Inter@net, the Venezuelan ISP which CCI acquired in July, 1998. Mr. Padron is also a founder and was the Vice President of Satvenca, a Venezuelan satellite television station telecommunications company. Mr. Padron received a Bachelor of Science in Mechanical Engineering from Universidad Metropolitana in Venezuela and a Master of Engineering Sciences Degree from Lamar University.

         Luis de la Fuente, Vice President and Chief Executive Officer CCI Mexico. Mr. De la Fuente is a Vice President and Chief Executive Officer of CCI's Mexico operations. Mr. De la Fuente has over 30 years of telecommunications experience in the Mexican telecommunications and financial markets. Mr. de la Fuente was responsible for the start-up of Amaritel, Mexico's largest CLEC, and until 1998, served as its Chief Executive Officer. Prior to the start-up of Amaritel, Mr. de la Fuente served in various financial and operational capacities for Grupo Radio Centro, Mexico's largest radio operator, was the Chief Financial Officer of Salinas y Rocha, a leading household goods retailer, and was the Chief Executive Officer of First Chicago Costa Rica Bank. Mr. de la Fuente holds a Master of Science Degree in Industrial Management from Purdue University.

         Anthony Sansone, Treasurer and Corporate Secretary. Mr. Sansone is the Secretary and Treasurer of the Company and served as its Controller until 1998. Mr. Sansone has ten years of financial, accounting and business experience, including seven years of telecommunications experience. Between 1994 and 1997, he was the Treasurer and Controller of TTI and, during 1996, served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah.

         Gerald Peters, Controller. Mr. Peters is the Controller of the Company. Mr. Peters has 23 years of telecommunications accounting and financial experience, most recently as Controller of U.S. Diagnostic, Inc. Mr. Peters also served as Director of Cash Management for Cablevision System Corp., and Vice President and Controller for Warner Cable Communications, Inc. He holds a B.B.A. in Accounting from City College of New York.

         Gaston Acosta-Rua, Director. Mr. Acosta-Rua is a Director of the Company. Mr. Acosta-Rua has spent the last eight years in the private equity investment and management sector in Latin America, primarily as a Director of FondElec Group, Inc. Before joining FondElec, Mr. Acosta-Rua worked for and helped create the Latin American Group for Chemical Venture Partners and was previously an officer with the Chemical Bank Debt/Equity Group, which was responsible for managing the combined Chemical Bank Manufacturers Hanover portfolio of Latin American equity investments. Before working for Chemical Bank, Mr. Acosta-Rua worked as a consultant to the Brookings Institute in Washington, D.C. Mr. Acosta-Rua received a Juris Doctorate from the George Mason School of Law in 1991, and a Bachelor of Arts Degree in Computer Science and Finance from Furman University.

         Jorge Fucaraccio, Director. Mr. Fucaraccio is a Director of the Company. Since 1994, Mr. Fucaraccio has been an advisor to Petrolera Argentina San Jorge S.A. and Bolland S.A., Argentinean corporations, in software engineering applications related to oil production and data communications. Between 1989 and 1991, Mr. Fucaraccio worked as the National Director of Technology at the National Institute of Industrial Technology in Argentina (the "INTI") where he was responsible for managing all technical departments and research centers of the INTI, including its communications, software engineering, energy, mechanics and building technologies research departments. Between 1982 and 1988, he was a member of the Board of Advisors at the Ministry of Science and Technology and the Ministry of Energy in Argentina. During this period, he was responsible for the creation of a number of research centers and directed several technical governmental missions between the government of Argentina and countries in Europe and Asia. Between 1978 and 1985, Mr. Fucaraccio was a director of an energy transmission and solar energy utilization research program sponsored by the Organization of American States. Mr. Fucaraccio received a Licentiate in Physical Sciences from the Buenos Aires University in 1970. He has also served as "guest worker" at the National
Institutes of Standards and Technology (formerly the National Bureau of Standards) in Maryland under a fellowship sponsored by the United Nations. Mr. Fucaraccio also engaged in post-graduate research activities at the Technical University of Denmark (Lyngby).

         Peter Schiller, Director. Mr. Schiller is a Director of the Company. Since 1993, Mr. Schiller has been employed by Bolland S.A and its affiliates, Petrolera Argentina San Jorge S.A. and OEA Services, all of which are Argentinean corporations engaged in oil and gas services, where he currently serves as the Director of New Business Development. Between 1976 and 1993, Mr. Schiller held general management positions in the heavy electromechanical manufacturing, automotive components and non-ferrous metals industries. Between 1961 and 1975, Mr. Schiller held a number of product design and quality control management positions in the electrical, automotive and tractor industries. Mr. Schiller received a degree in Electrical Engineering from the University of La Plata, Argentina and pursued a three year, post-graduate course in Business Management at the Argentine Catholic University in Buenos Aires, Argentina. Mr. Schiller engaged in post-graduate studies in oil and gas specialization at the Argentine Catholic University in Buenos Aires.

         George Sorenson, Director. Mr. Sorenson is a Director of the Company and also served as a Director of TTI. Mr. Sorenson is the Chairman of FondElec Group, Inc. which, together with its affiliates, invests in energy, communications, and other essential services in Latin American and Eastern Europe, and manages private equity funds that invest in those services. Between 1990 and 1992, Mr. Sorenson was the Associate Director of Bear, Sterns & Co., Inc., where he was principally responsible for its international investment banking in the far east and coordinated product development, marketing and account coverage for Japanese accounts in New York and Tokyo. Between 1983 and 1990, Mr. Sorenson worked for Drexel Burnham & Lambert, Inc., most recently as a Senior Vice President in Tokyo, Japan, where he managed the company's high yield bond operations in Asia. Mr. Sorenson received a Bachelor of Arts degree in Finance from the University of Utah and a Masters in International Business Management from the American Graduate School of International Management.

Advisory Board

         The Company has formed an advisory board for the purpose of assisting it in the identification of market and product development opportunities, reviewing with management the progress of the Company's specific projects, recruiting and evaluating the Company's management and operational systems and, in general, assisting the Company in its regulatory and strategic planning. Members of the advisory board are leaders in the fields of business and telecommunications and generally meet with the Company's management on an informal basis.

         Noe Kenig, Chairman, CCI Advisory Board. Mr. Kenig is chairman of the Advisory Board. Mr. Kenig is the past Chairman of Motorola de Mexico, S.A. and Vice President and Director, Latin American Operations, for Motorola, Inc. Prior to joining Motorola, Mr. Kenig held several executive positions with a number of large United States corporations or their foreign subsidiaries, including National Distillers & Chemical Corporation, Tennaco Corporation, Philco, Bendix and Westinghouse. Mr. Kenig also serves as a member of the World Business Advisory Council of Thunderbird (the American Graduate School of International Management) and the International Business Development's Advisory Board of Northwestern University. Mr. Kenig currently acts as a consultant to Fortune 500 Companies such as Motorola and Proctor & Gamble.

         Pete Campbell, Advisory Board. Mr. Campbell is a 35-year veteran of IBM, where he retired as Manager of Market Analysis and Development of the IBM Telecommunications Division. In that capacity, Mr. Campbell was responsible for industrial intelligence, strategic developments and acquisitions, and market, product and business planning for IBM's Telecommunications Development Division.

Board of Directors and Other Information.

         The Company's Amended and Restated Certificate of Incorporation provides for a classified Board of Directors consisting of three classes. The directors in each class serve staggered three year terms. The Class 3 directors (consisting of Troy D'Ambrosio) serve until 1999, the Class 2 directors (consisting of Messrs. Sorenson and Schiller) serve until 2000, and the Class 1 directors (consisting of Messrs. Lance D'Ambrosio, Acosta-Rua and Fucaraccio) serve until 2001. At each annual meeting of the shareholders of the Company, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. The Company's Amended and Restated Certificate of Incorporation provides that directors may be removed only for cause and only by the affirmative vote of the holders of two-thirds of the Common Shares entitled to vote.

Board of Directors Committees

         The Board of Directors has established four committees, the Executive Committee, the Audit Committee, the Compensation Committee and the Special
Committee. Each of these committees is responsible to the full Board of Directors, and, in general, its activities are subject to the approval of the full Board of Directors.

         The Executive Committee is charged with overseeing the operations of the Company, and generally has all of the authority of the full Board of Directors between regularly scheduled meetings of the full Board of Directors. The Executive Committee is comprised of Messrs. Lance D'Ambrosio, Acosta-Rua and Troy D'Ambrosio.

         The Audit Committee is primarily charged with the review of professional services provided by the Company's independent auditors, the determination of the independence of such auditors, the annual financial statements of the Company and the Company's system of internal accounting controls. The Audit Committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention, including the selection and retention of the Company's independent accountants. Messrs. Fucaraccio, Sorensen and Troy D'Ambrosio serve as the members of the Audit Committee.

         The Compensation Committee is charged with the responsibility of reviewing executive salaries, administering bonuses, incentive compensation and stock option plans of the Company, and approving the other benefits of the executive officers of the Company. The Compensation Committee also consults with the Company's management regarding pension and other benefit plans, and the Company's compensation policies and practices in general. Messrs. Fucaraccio, Acosta-Rua and Troy D'Ambrosio serve as the members of the Compensation
Committee. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee Members.

         The Special Committee is a director and non-director committee charged with overseeing the actions to be taken by the Company with respect to any registered public offerings of the Company's securities and certain other matters delegated to it by the Board of Directors or Executive Committee, and the board members of that committee generally have all of the authority of the full Board of Directors on issues relating to such matters. The Special Committee is comprised of Board members Lance D'Ambrosio, and Gaston Accosta-Rua and non-Board members Jerry Slovinski and Anthony Sansone, who serve as the Company's Senior Vice President and Chief Financial Officer and Secretary and Treasurer, respectively.

Director Compensation.

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board, or for any other services rendered to the Company in their capacity as director of the Company, but are reimbursed for expenses they incur in connection with attending Board or committee meetings. In addition, Directors who are not employees of the Company are awarded options pursuant to the terms of the Company's 1998 Director Stock Plan (the "Director Plan").

         The Board of Directors adopted the Director Plan in June 1998, and the shareholders approved it at the Company's annual meeting held on August 17, 1998. A total of 100,000 Common Shares are reserved for issuance under the Director Plan. The Director Plan provides each non-employee director with an aggregate annual compensation retainer of options (each, a "Director Option") to acquire 8,000 Common Shares of the Company. Each Director Option is granted on the first day after the last day of each calendar quarter for services performed during the preceding quarter. The first director options were granted under the Director Plan on January 1, 1999 for the annual period which commenced on July 1, 1998. Each non-employee director will continue to receive annual grants as long as he or she has the status of non-employee director. If a non-employee director no longer serves as a director of the Company for any reason, that director is entitled to all unpaid portions of his or her Director Option (which will accrue on a daily basis through the date of his or her termination as a director).

         Each Director Option vests on the first anniversary of the date of its grant, and the Director Options expire, if unexercised, five years from the date of grant. The exercise price of each Director Option is 85% of the fair market value of the Common Shares on the date of grant. The number of Shares issuable in connection with the Director Option and the aggregate number of Shares remaining available for issuance under the Director Plan are proportionately adjusted to reflect any subdivision or combination of outstanding Common Shares of the Company.

         The Director Plan will continue until May 30, 2008, unless it is terminated prior to that time by action of the Board of Directors. The Board of Directors may from time to time amend, modify or suspend the Director Plan for the purpose of addressing any changes in legal requirements or for any other purpose permitted by law except that (i) no amendment or alteration of the Director Plan will be effective prior to the approval by the Company's shareholders to the extent that approval is then required by applicable legal requirements, and (ii) the Director Plan will not be amended more than once every six months to the extent such limitation is required by Rule 16b-3(c)(2)(ii) (or any successive provision) under the Securities Exchange Act of 1934, as then in effect.

Executive Compensation

         The following table summarizes the compensation paid to or earned by the Company's Chief Executive Officer and the four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1998 and December 31, 1997. During the fiscal year ended December 31, 1996, none of the Company's officers received any cash compensation, bonuses, stock appreciation rights, long-term compensation, stock awards or long-term incentive rights from the Company.

                                                     Annual Compensation
                                                                                           Other Annual
 Name and Principal Position              Year        Salary             Bonus             Compensation(1)
-------------------------------------     ----       ----------         ---------          ---------------
Lance D'Ambrosio                          1998       $165,000           $12,500              $13,800(3)
     Chief Executive Officer              1997       $165,000(2)         $6,875              $13,800(3)
     and Board Chairman
Brian Reynolds                            1998       $135,000(4)        $15,000                  $6,000
     President and Chief Operating        1997         $-0-              $-0-                    $6,000
     Officer
Jerry Slovinski                           1998       $130,000(5)         $-0-                    $6,000
     Senior Vice President and Chief      1997         $-0-              $-0-                    $6,000
     Financial Officer
William Levan                             1998       $120,000(6)        $10,000                  $6,000
     Senior Vice President                1997         $-0-              $-0-                      $-0-
     Engineering and Technology
Troy D'Ambrosio                           1998       $105,000(7)         $5,000                  $6,000
     Senior Vice President Legal &        1997         $-0-              $-0-                      $-0-
     Administration
_______________________
(1)  Represents full year premiums on group term life insurance and medical and dental insurance.

(2)  Reflects full year base salary.  Mr. D'Ambrosio became a salaried employee of the Company on August 1, 1997.

(3)  Includes an automobile allowance of $7,800.

(4)  Reflects full year  base salary.  Mr. Reynolds became a salaried employee of the Company on July 1, 1998.

(5)  Reflects full year base salary.  Mr. Slovinski became a salaried employee of the Company on November 1, 1998.

(6)  Reflect full year base salary.  Mr. Levan became a salaried employee of the Company on March 31, 1998.

(7)  Reflect full year base salary.  Mr. D'Ambrosio became a salaried employee of the Company on October 1, 1998.

Stock Option Grants

         The following table provides  information  relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended December 31, 1998.

                                                         Common Shares
                                               Option Grants in Last Fiscal Year

                                                       Individual Grants
                                          --------------------------------------------
                                                                                         Potential Realizable
                                                                                         Value at Assumed
                                            Percent of                                   Annual  Rate of Stock
                            Number of     Total Options                                  Appreciationfor
                           Underlying      Granted to        Exercise                    Option Term(3)
                             Options       Employees in      Price Per    Expiration
       Name                Granted(#)     Fiscal Year(1)     Share(2)         Date         5%($)        10%($)

----------------------     ----------     -------------      ---------    ----------     ----------------------
Brian Reynolds              100,000             100%           $1.00      12/31/2001     $813,500      $857,000

_______________________

(1)  Based on options for an aggregate of 100,000 Common Shares granted during the fiscal year ended December 31, 1998.

(2)  On the date of the grant of the options for the Common Shares, the Board of Directors of the Company estimated that the fair market value of that stock was $4.61.

(3)  Potential  realizable  value is based on the  assumption  that the Common Shares of the Company  appreciates at the annual rate shown (compounded  annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements  promulgated by the Securities and Exchange  Commission and do not reflect the Company's estimate of future stock price growth.

Fiscal Year-End Option Value

         The following  table  provides  information  regarding the number and value of options to acquire Common Shares held by the
Named Executive Officers on December 31, 1998.
                                             Number of Securities                 Value of Unexercised
                                            Underlying Unexercised                     In-the-Money
                                                  Options at                             Options at
                                             Fiscal Year-End (#)                      Fiscal Year-End(1)
                                       ---------------------------------        --------------------------------
              Name                     Exercisable         Unexercisable        Exercisable         Unexercisable
----------------------------------     -----------         -------------        -----------         -------------
Brian Reynolds                           100,000                -0-               $770,000              $-0-

______________________

         For purposes of determining the values of the options held by the Named
Executive Officers, the Company assumed that the Common Shares underlying the option had a value of $8.70 per share on December 31, 1998, which is the estimated fair market value the Board of Directors attributed to that stock on December 23, 1998 in connection with the Company's sale of the Notes to Internexus and FondElec and the corresponding conversion price for the Notes.
The option value is based on the difference between the fair market value of such shares on December 31, 1998, and the option exercise price per share, multiplied by the number of shares subject to the options.

Employment Agreements

         The Company has adopted a policy of entering into employment agreements with each of its senior management and key personnel, and has either entered into an employment agreement with each of those persons or has approved the terms of their agreements. The employment agreements generally have initial terms of between one and three years. Under the agreements, the employee is entitled to a base salary ($165,000 for Lance D'Ambrosio, $135,000 for Mr. Reynolds, $130,000 for Mr. Slovinski, $120,000 for Mr. Levan and $105,000 for Troy D'Ambrosio), plus incentive bonuses (as determined by the Board of Directors), standard benefits such as health and life insurance and reimbursement of reasonable expenses. The agreements also provide for moving allowances in some instances. The employment agreements for a number of the Company's senior management also provide for the grant of options. See "Management - Executive Compensation" and "Management - Stock Option Grants," above. In limited circumstances (primarily in the case of senior management personnel who have significant management responsibility for and over the operation of one of the Company's general market regions) the employment agreements provide for the grant to the employee in question of an equity interest in the joint ventures and/or Company subsidiaries operating in those regions. These grants typically provide that the equity interest received by the employee is non-dilutable to the extent of the investment by the Company or other parties in the joint ventures and/or Company subsidiaries of up to a set amount.

         The employment contracts may be terminated by the Company for cause (which is defined in the agreements) or without cause. In addition, the employee can terminate the contract on notice to the Company ranging from 90 to 180 days. If the contract is terminated without cause or as a result of a "change of control," as defined in the agreements, the employee is entitled to receive severance pay of up to 12 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which the Company believes are consistent with industry practice.

Limitations of Liability and Indemnification

         The Company's Amended and Restated Certificate of Incorporation limits the personal liability of directors and officers for monetary damages to the maximum extent permitted by Nevada law. Under Nevada law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for (i) an act or omission that involves intentional misconduct or a knowing violation of the law, or (ii) payment of improper distributions. Nevada law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interest of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

         The Company's Bylaws provide that, to the full extent permitted by the Company's Amended and Restated Certificate of Incorporation and the Nevada Business Corporation Act, the Company will indemnify (and advance expenses to) the Company's officers, directors and employees in connection with any action, suit or proceeding (civil or criminal) to which those persons are made party by reason of their being a director, officer or employee. Any such indemnification is in addition to the advancement of expenses.

         At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification by the Company would be required or permitted. The Company is not aware of any threatened litigation or proceeding which would result in a claim for such indemnification.

Employee Benefit Plans

         In June, 1998, the Board adopted the 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders in August 1998. See "Submission of Matters to the Vote of Security Holders." The Board believes that the availability of stock options and other incentives that are permitted to be awarded under the Incentive Plan are an important factor in the Company's ability to attract and retain qualified employees and to provide incentives for them to exert their best efforts on behalf of the Company.

         All employees, consultants, advisors, officers and directors of the Company and its subsidiaries are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Board, which may designate the price and other terms and conditions of any such award. The Board may also delegate authority for administration of the Incentive Plan to a committee of the Board. Subject to the provisions of the Incentive Plan, the Board, or a committee, if any, may adopt and amend rules and regulations relating to the administration of the Incentive Plan. Only the Board may amend, modify or terminate the Incentive Plan.

         A total of 1,250,000 Common Shares were originally reserved for issuance under the Incentive Plan. The Board of Directors increased the number of Common Shares reserved for issuance under the Incentive Plan to 1,820,229 Common Shares in December 1998. A total of 1,757,000 options have been approved for grant by the Board of Directors (subject to the grant of such options pursuant to an option agreement in form approved by the Board of Directors), of which no options have been granted as of March 1, 1999. The Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock awards, stock appreciation rights, cash bonus rights, dividend equivalent rights, performance-based awards and foreign qualified grants. Common Shares awarded under the Incentive Plan may be authorized and unissued Common Shares or Common Shares acquired in the market. If any award granted under the Incentive Plan expires, terminates or is cancelled, or if Common Shares sold or awarded under the Incentive Plan are forfeited to the Company or repurchased by the Company, the Common Shares again become available for issuance under the Incentive Plan.

         The Board determines the persons to whom options are granted, the option price, the number of Common Shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive stock option ("ISO"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or a non-statutory stock option ("NSO").

         All options granted under the Incentive Plan are exercisable in accordance with the terms of an option agreement entered into at the time of, and as a condition to, the grant. If the option is an ISO, the terms must be consistent with the requirements of the Code and applicable regulations, including (if applicable) the requirements that the option price not be less than the fair market value of the Common Shares on the date of the grant. If the option is an NSO, the option price is as determined by the Board, and may be less than the fair market value of the Common Shares on the date of the grant.

         The Board may award Common Shares under the Incentive Plan as stock bonuses, restricted stock awards, or otherwise. The Board determines the persons to receive those awards, the number of Common Shares to be awarded, the time of the award and the terms, conditions and restrictions of the stock awards. The aggregate number of Common Shares that may be awarded to any one person pursuant to stock awards under the Incentive Plan is determined by the Board of Directors. No stock awards have yet been granted under the Incentive Plan.

         Stock appreciation rights ("SARs") may be granted under the Incentive Plan. SARs may, but need not, be granted in connection with an option grant or an outstanding option previously granted under the Incentive Plan. An SAR is exercisable only at the time or times established by the Board. If an SAR is granted in connection with an option, it is exercisable only to the extent and on the same conditions as the related option is exercisable. The Board may withdraw any SAR granted under the Incentive Plan at any time and may impose any condition upon the exercise of a SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs. No SARs have yet been granted under the Incentive Plan.

         The Board may also grant cash bonus rights under the Incentive Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock awarded or previously awarded and (iv) shares sold or previously sold under the Incentive Plan. Bonus rights may be used to provide cash to employees for the payment of taxes in connection with awards under the Incentive Plan. No cash bonus rights have yet been granted under the Incentive Plan.

         The Board may also grant awards intended to qualify as performance-based compensation under Section 162(m) of the Code and the regulations thereunder ("Performance-based Awards"). Performance-based Awards may be denominated either in Common Shares or in dollar amounts. All or part of the awards will be earned if performance goals established by the Board for the period covered by the awards are met and the employee satisfies any other restrictions established by the Board. The performance goals are expressed as one or more targeted levels of performance with respect to the Company or any subsidiary, division or other unit of the Company, including performance levels relating to earnings, earnings per share, stock price increase, total stockholder return (stock price increase plus dividends), return on equity, return on assets, return on capital, economic value added, revenues, operating income, cash flows or any of the foregoing. No Performance-based Awards have been granted under the Incentive Plan.

         Awards under the Incentive Plan may be granted to eligible persons residing in foreign jurisdictions. The Board may adopt supplements to the Incentive Plan necessary to comply with the applicable laws of foreign jurisdictions and to afford participants favorable treatment under those laws, but no award may be granted under any supplement with terms that are more beneficial to the participants than the terms permitted by the Incentive Plan. No foreign qualified grants have been awarded under the Incentive Plan.

         The Incentive Plan will continue in effect for ten years from the date it was adopted by the Board, subject to earlier termination by the Board. The Board may suspend or terminate the Incentive Plan at any time.

              MATTERS SUBMITTED TO THE VOTE OF THE SECURITY HOLDERS

         On August 17, 1998, the Company held its 1998 annual meeting of stockholders. At the meeting, the Company's stockholders approved the Company's Amended and Restated Certificate of Incorporation, which was previously adopted by the Company's Board of Directors. The Amended and Restated Certificate of Incorporation amended the Company's Certificate of Incorporation by (i) changing the Company's name to "Convergence Communications, Inc.," and (ii) increasing the Company's authorized stock to 100 million shares of Common Stock, par value $.001 per share, and 15 million shares of Preferred Stock, par value $.001 per share. The Amended and Restate Certificate of Incorporation was filed on August 24, 1998 with the Nevada Secretary of State. At the meeting on August 17, 1998, the shareholders also approved a 1 for 3.5 reverse split of the Company's outstanding capital stock and an agreement under which the Company's outstanding Series A Preferred Shares were exchanged for Common Shares, on a Preferred Share to Common Share ratio of 1 to 10. Unless otherwise noted in this report, all share amounts and share descriptions contained in this report reflect the exchange of the Series A Preferred Shares for Common Shares and the 1 for 3.5 reverse split of the Company's outstanding capital stock on a retroactive or current basis, as appropriate.

         At the annual meeting, and as part of the amendment and restatement of the Company's Certificate of Incorporation, the shareholders of the Company also approved a classified board and elected eight persons to the Company's Board of Directors. Those members consisted of Lance D'Ambrosio, Donald Williams, E. Andrew Lowe, Troy D'Ambrosio, George Sorenson, Gaston Acosta-Rua, Jorge Fucaraccio and Peter Schiller.

         The shareholders also approved, at the annual meeting, the Company's 1998 Stock Incentive Plan and the 1998 Directors Stock Plan.

         For a more detailed description of the matters addressed by the shareholders at the annual meeting, see the Company's definitive proxy statement on Form 14A, dated July 24, 1998. See also, the Company's current report on Form 8-KA, dated October 23, 1998. See also "Management - Board of Directors Committees," "Management - Director Compensation," and "Management - Employee Benefit Plans."

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding securities as of March 1, 1999 by (i) all those persons or entities known by the Company to be beneficial owners of 5% or more of each class of its outstanding securities ("5% Shareholders"), (ii) each director and each of the Company's Chief Executive Officer and the next four highest paid officers ("Named Executive Officers"), and (iii) all directors and the Company's executive officers (including the Named Executive Officers) as a group. The data presented are based on information provided to the Company by the Named Executive Officers, the Company's directors and its 5% Shareholders.

                                                                      Common Share
                           Number and Class of      Ownership          Equivalent
    Beneficial Owner            Shares(1)         Percentage(1)       Ownership(2)
-----------------------    ------------------     -------------       ------------
5% Shareholders
  George D'Ambrosio(3)         3,492,852             29.0%               28.8%
                                 Common              Common

  FondElec Group, Inc.(4)      2,486,963             20.2%               20.4%
                                 Common              Common

  Internexus, S.A.(5)          2,226,675             18.4%               18.3%
                                 Common              Common

  Donald Williams                 96,988                *                   *
                                 Common
                                  19,761               19.5
                              B Preferred

  Caribbean Communications       206,126               1.7%               2.0%
    Group, S.A.                  Common
                                 46,378              45.7%
                               B Preferred

  Amsterdam Pacific, L.L.C.       34,920                *                   *
                                 Common
                                  9,918                9.8%
                               B Preferred

  Group Radio Centro              51,682                *                   *
                                 Common
                                  11,628              11.5%
                               B Preferred

  Officers & Directors

   Lance D'Ambrosio (6)         1,110,700              9.2%               9.1%
                                 Common              Common

   Brian Reynolds (7)            100,000                *                   *
                                 Common

   Jerry Slovinski                  -                   *                   *

   Dennis Gundy                     -                   *                   *

   William Levan                    -                   *                   *

   George Sorenson(8)             5,333                 *                   *
                                Common(14)

   Troy D'Ambrosio(9)            580,336               4.8%               4.7%
                                 Common              Common

   Gaston Acosta-Rua(10)          5,333                 *                   *
                                Common(14)

   Jorge Fucaraccio(11)             -                   *                   *

   Peter Schiller(12)               -                   *                   *

   All    Directors   and       2,092,208             17.4%               17.2%
    Officers  as a  Class        Common              Common
    (16 Persons) (13)

--------------------------

*Represents beneficial ownership of less than 1% of the security in question.
1    Based on 12,025,633  outstanding  Common Shares and 101,379  outstanding  Series B Preferred Shares.  The number of outstanding
     Common  Shares  assumes the closing of the Metro  Transaction  and the  issuance  by the  Company of 287,356  Common  Shares in connection  therewith.  The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated,  each person listed has sole investment and voting power with respect to the  shares  listed.  In  accordance  with the  rules of the  Securities  and  Exchange  Commission,  each  person is deemed to beneficially  own any shares  issuable  upon  exercise  of share  options or warrants  held by such  person that are  currently exercisable or that become exercisable within 60 days after March 1, 1999.
2    Assumes the matters set forth in footnote 1. Also assumes, based on the stated rights and preferences of the Series B Preferred
     Shares, that each Series B Preferred Share has the voting rights of one Common Share.
3    Includes  shares  held in the name of Mr.  D'Ambrosio  and held in the name of  entities  over  which  Mr.  D'Ambrosio  (either individually  or with family  members)  has voting  and/or  beneficial  control and for which he does not  disclaim  beneficial ownership.  Also  includes  shares held by Mr.  D'Ambrosio  as nominee  for a general  partnership  whose other  partner is Mr.
     D'Ambrosio's son, Lance D'Ambrosio.
4    Reflects shares held by FondElec and its affiliates.  Includes  options to acquire 45,000 Common Shares and warrants to acquire
     221,372 Common  Shares.  The number of Common Shares subject to the option and warrants is subject to adjustment if the Company engages in certain fundamental corporate transactions.
5    Includes shares held in the name of Internexus and its affiliates, including (i) options to acquire 10,667 Common Shares issued to Messrs.  Fucaraccio and Schiller under the Company's  Director Stock Plan which they are required,  under the terms of their contractual agreements with Internexus, to assign to Internexus, and (ii) warrants to acquire 45,418 Common Shares.
6    Includes shares held in the name of Mr. D'Ambrosio and shares held in the name of entities over which Mr. D'Ambrosio has voting and/or  beneficial  control  and for which he does not  disclaim  beneficial  ownership.  Does not  include  shares held by Mr.
     D'Ambrosio's father as nominee for a partnership in which Mr. D'Ambrosio is a 50% partner.
7    Includes options to acquire 100,000 Common Shares.
8    Includes options to acquire 5,333 Common Shares.  Mr. Sorenson is a principal of FondElec.  Mr. Sorenson  disclaims  beneficial interest in the shares held by FondElec.
9    Includes  shares  held in the name of Mr.  D'Ambrosio  and held in the name of an  entity  over  which Mr.  D'Ambrosio  (either individually  or with family  members)  has voting  and/or  beneficial  control and for which he does not  disclaim  beneficial ownership.
10   Includes options to acquire 5,333 Common Shares. Mr. Acosta-Rua is a principal of FondElec. Mr. Acosta-Rua disclaims beneficial interest in the shares held by FondElec.
11   Mr. Fucaraccio provides consulting services to Internexus.  Mr. Fucaraccio  disclaims beneficial interest in the shares held by
     Internexus,  including  options to acquire 5,333 Common Shares awarded to him (but assigned to Internexus)  under the Company's
     Director Stock Plan.
12   Mr.  Schiller is an officer of  Internexus.  Mr.  Schiller  disclaims  beneficial  interest  in the shares held by  Internexus, including options to acquire 5,333 Common Shares awarded to him (but assigned to Internexus) under the Company's Director Stock
     Plan.
13   Based on the matters described in footnotes 4 through 13; includes options and warrants to acquire 260,667 Common Shares.
14   Represents options to acquire Common Shares issued under the Company's Director Stock Plan.


PART 2.

                MARKET FOR EQUITY AND RELATED SHAREHOLDER MATTERS

         There has been no established public market for the Common Shares, Series A Preferred Shares, or Series B Preferred Shares of the Company. The Company cannot predict the effect, if any, that future sales of shares of Common Shares, or Series B Preferred Shares, or the availability of such shares for sale, will have at any market price prevailing from time to time on the Company's equity securities. Future sales of substantial amounts of stock
(whether common or preferred) could adversely affect any prevailing market prices of the Company's outstanding equity securities.

         All of the currently issued and outstanding shares of the Company's Common Shares and Series B Preferred Shares were issued by the Company in transactions which the Company believes did not involve unregistered public offerings. The 1,000,000 Common Shares issued in connection with the Separation and the Series A Preferred Stock issued in connection with the formation of the Company are "restricted securities" but are eligible for sale in the public market subject to the volume, affiliate, timing and manner of sale limitations of Rule 144 promulgated under the Securities Act of 1933, as amended. The Series B Preferred Shares outstanding are currently "restricted securities," as that term is defined in the federal securities laws, and may not be resold unless registered under the Securities Act of 1933, as amended, or sold in connection with an exemption therefrom, including Rule 144. All or a portion of the restricted shares may in the future become eligible for sale in the public market place in reliance on Rule 144, subject to volume, affiliate, timing and manner of sale or other restrictions contained therein.

         The Company has previously issued warrants, which were not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The warrants constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or disposed of in connection with an exemption therefrom.

         As of the date hereof, there are approximately 440 holders of the outstanding Common Shares and 9 holders of the outstanding Series B Preferred Shares. The Company has not declared or paid any cash dividends on any class of its equity securities. The Company does not anticipate paying dividends on its equity securities in the near future.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF CERTAIN RELEVANT FACTORS

         The following information should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and notes thereto provided elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the Company's history of unprofitability and the continuing uncertainty of its profitability, the Company's ability to develop and introduce new services, the consummation of certain asset and subscriber acquisition agreements to which the Company is a party, the uncertainty of market acceptance of the Company's new and existing services, the Company's reliance on collaborative partners, the Company's limited sales and marketing experience, risks associated with obtaining governmental approvals for the Company's services, the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry, changes in or failure to comply with governmental regulations, the Company's dependence on key employees and general economic and business conditions, some or all of which may be beyond the control of the Company.

Overview

         The Company was formed to provide high quality, low-cost integrated communications services using its own metropolitan area networks. The Company intends to operate primarily in recently deregulated and high-growth markets, principally in Central America, the Andean region and Mexico. The Company currently offers customers high-bandwidth, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of its markets using an Internet protocol-based technology platform and networks that employ fiber-optic and hybrid fiber coaxial cable, plus "last mile" high-band width fixed wireless systems.

         From the Company's inception in 1995 until 1998, its main activities consisted of acquiring licenses and authorizations in its various market countries, acquiring building access rights, hiring management and other key personnel, developing operating systems and activities directly associated with the acquisition and deployment of the Company's various networks. During fiscal 1998, the Company first acquired the ability to provide, or introduced, significant bundled telecommunications services in its markets.

         Since its inception, the Company has sustained net losses and negative cash flow, both of which have been significant. The Company expects the losses and negative cash flow to continue until it develops a customer base that will generate sufficient revenues to fund its operating expenses. The Company expects that its 1999 operating and net losses and negative operating cash flow will be greater than in 1998 as it begins its first full year of providing commercial services in its various markets. The Company also anticipates that the execution of its business plan will result in a rapid expansion of its operations, which may place a significant strain on the Company's management, financial and other resources. The Company's ability to effectively manage the problems associated with this expansion will depend upon, among other things, its ability to monitor operations, control costs, maintain effective quality control, secure necessary interconnect and regulatory approvals, expand internal management, technical, information and accounting systems and attract, assimilate and retain qualified management and professional personnel. The Company's inability or failure to effectively manage these issues could result in significant subscriber turnover, stagnant or decreasing subscriber growth, managerial inefficiencies, missed corporate opportunities and continuing or increased losses.

         The difficulties in managing these various business issues will be compounded by a number of the unique attributes of the Company's business operations and strategy for becoming a premier facilities-based telecommunications provider in its various markets. For example, the Company utilizes, as part of its operating network, wireless technology. This technology has been used by other telecommunications providers for a significant period of time, but the Company's point to multi-point technology has only been commercially used on a limited basis. Although the Company selected that technology because it believes it complements the wireline technologies it otherwise employs in its networks, if that technology does not perform as expected or provide the advantages that the Company expects, the Company's business,  financial  condition  and  the  results  of  its  operations  may  be materially and adversely affected. Further, the Company employs an IP-based technology platform that utilizes packet switching to transmit voice, video and data elements over the same network. The Company believes that IP-based packet-switched networks have less overhead and greater capacity than traditionally used technology platforms but, in the past, there have been issues regarding the quality of service provided by those platforms. The Company believes that the quality of services provided by other transport systems has been incorporated into the newer generations of IP switches and bandwidth managers, but if the Company's technology platform does not perform as expected or provide the advantages the Company expects, its business, financial condition and the results of its operations could also be materially and adversely affected.

Accounting Treatment

         The Company's assets consist primarily of two groups--those assets the Company acquired as a result of its formation, and those it acquired in its transaction with TIC. See "Business Properties-Legal Formation and Development-Company Formation." As a result of the TIC transaction, the former shareholders of TIC obtained a significant portion of the voting power of the combined companies on a common share equivalent basis. Accordingly, in conformance with generally accepted accounting principles (GAAP), the merger has been accounted for as a "reverse acquisition." Consistent with reverse acquisition accounting treatment, the financial statements presented for the fiscal year ended December 31, 1996 are the financial statements of TIC and differ from the consolidated financial statements of Convergence Communications, Inc. and its subsidiaries as previously reported. The consolidated financial statements presented include the operations of TIC for the fiscal year ended December 31, 1996 and the period January 1, 1997 through February 3, 1997 and of Convergence Communications, Inc. and its subsidiaries for the period February 4, 1997 (the effective date of the TIC acquisition) to December 31, 1998.

Results of Operations

    Year ended December 31, 1998 compared to the year ended December 31, 1997

         The Company was in the development stage at December 31, 1997. During the year ended December 31, 1998, the Company completed its development activities and commenced its planned principal operations.

         For the year ended December 31, 1998, the Company had revenues of $3,113,482 as compared to $40,186 for the same period in 1997, for an increase of $3,073,296. In accordance with GAAP, the revenues include the results from the El Salvador Entities beginning July 17, 1998, the results from Inter@net beginning August 17, 1998, and the results from CVV beginning August 15, 1997 (with each starting date representing the acquisition date).

         The cost of service increased $1,711,085, from $165,048 for the year ended December 31, 1997 to $1,876,133 in 1998. The increase is primarily related to the additional revenues earned in 1998. The Company's gross margin was $1,237,349 for the year ended December 31, 1998, compared to ($124,862) for the same period in 1997.

         Operating expenses for the year ended December 31, 1998 were $11,859,251 compared to $3,791,607 for 1997, for an increase of $8,067,644. This increase was primarily due to an increase in general and administrative and professional fees related to the Company's acquisitions and addition of new employees, the additional depreciation and amortization from the Company's acquired operations and the write-off of a portion of the Company's New Zealand assets associated with a change in the Company's business plan. The Company's operating loss was $10,621,902 for the year ended December 31, 1998, compared to $3,916,469 for the year ended December 31, 1997.

         Interest income for the year ended December 31, 1998 was $268,996, compared to $116,367 in 1997. Interest expense decreased $130,015 from $807,203 for the year ended December 31, 1997 to $677,188 for the year ended December 31, 1998. The decrease was due primarily to recording of interest expense for warrants issued below fair market value in 1997, and was offset by an increase in interest expense incurred by the Company under the Acquisition Debt.

         Minority interest in loss of subsidiaries was $799,298 for the year ended December 31, 1998, compared to $13,011 for the year ended December 31, 1997. The increase was due to the recording of the minority interest for the El Salvador Transaction and the additional issuance of shares of Chispa in December 1998.

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1998 was $10,230,796, compared to $4,594,294 for 1997, for an increase of $5,636,502.

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

         Operating expenses for the year ended December 31, 1997 were $3,791,607 compared to $399,620 for 1996, for an increase of $3,391,987. This increase was primarily due to stock option compensation expense and incurred by the Company in 1997 for options granted below fair value and professional fee expense, an increase in general and administrative and professional fees related to the acquisition of the Company's Venezuelan network rights and the Petrolera Transaction and FondElec Transaction, and the depreciation, amortization and lease expense from the Company's New Zealand assets and the Venezuelan assets. The Company's operating loss was $3,916,469 for the year ended December 31, 1997, compared to $399,620 for the year ended December 31, 1996.

         Interest income for the year ended December 31, 1997 was $116,367. The Company had no interest income during 1996. Interest expense increased $784,255, from $22,948 for the year ended December 31, 1996 to $807,203 for the year ended December 31, 1997. The increase was due primarily to additional interest expense incurred by the Company under the promissory notes the Company issued in mid-1997, which were repaid in November 1997, and the warrants issued in connection with those notes, which were issued at a price below fair value.

         Minority interest in loss of subsidiaries was $13,011 for the year ended December 31, 1997 . This loss related to the Company's New Zealand subsidiary, AITS. There was no minority interest prior to 1997.

         As a result of the foregoing, the Company's net loss for the year ended December 31, 1997 was $4,594,294, compared to $422,568 for 1996, for an increase of $4,171,726.

Liquidity and Capital Resources

         Since inception, the Company has funded its cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund the Company's investments in, and acquisition of, start-up network operations, to provide working capital, and for general corporate purposes, including the expenses incurred in seeking and evaluating new business opportunities. The Company's foreign subsidiary interests have been financed by the Company through a combination of equity investments and shareholder loans.

         As of December 31, 1998, the Company had current assets of $10,126,717, compared to $6,455,282 as of December 31, 1997, for an increase of $3,671,435. The increase in current assets was primarily due to an increase in cash as a result of the Notes, and the acquisition of the operations of Inter@net and Chispa.

         The Company had current liabilities of $14,096,138 as of December 31, 1998, compared to $1,961,413 as of December 31, 1997, for an increase of $12,134,725. The increase in current liabilities was due to the assumption by the Company of the current liabilities of Inter@net and Chispa, the current portion of debt related to the issuance of notes in the Inter@net Transaction and the El Salvador Transaction ("Acquisition Debt"), an increase in accounts payable for purchases an increase in related party accrued consulting fees and an increase in due to affiliates. Long term debt increased $14,216,203, from $1,130,660 at December 31, 1997 to $15,346,863 at December 31, 1998. The
increase was due primarily to the Acquisition Debt, foreign severance accruals and the issuance of the Notes.

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At December 31, 1998, the Company had cash and cash equivalents of $4.3 million. In early January, 1999, the Company received an additional $5 million in conjunction with the Notes.

         The cash flow generated by the Company's operations and projected network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs.

         The ability of the Company to provide the services contemplated by its business plan will be dependent upon the Company obtaining substantial additional sources of funds to finance its business plan. While the Company believes that it may be able to obtain financing through additional equity or debt financing or otherwise, no assurances can be given that any such financing will be available, or that the Company will be able to obtain any such financing on favorable terms.

         The Company currently estimates that it will require between $25 and $30 million to build out and launch its operations in accordance with its business plans during 1999. The Company has the ability to moderate its capital spending and losses by varying the number and extent of its market build out activities and the services it offers in its various markets. If the Company elects to slow the speed (or narrows the focus) of its business plan, the Company will be able to reduce its capital requirements and losses. The actual costs of building out and launching the Company's markets would depend on a number of factors, however, including the Company's ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of the services that the Company may offer, regulatory changes and changes in technology. In addition, actual costs and revenues could vary from the amounts the Company expects or budgets, possibly materially, and such variations are likely to affect how much additional financing the Company will need for its operations. Accordingly, there can be no assurance that the Company's actual financial needs will not exceed the anticipated amounts available to it (including from new, third parties) described above.

         To the extent that the Company acquires the amounts necessary to fund its business plan through the issuance of equity securities, the then-current shareholders of the Company may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render the Company more vulnerable to competitive and economic downturns. Financing could also be obtained by the Company's subsidiaries or affiliates from third parties, although there can be no assurance the Company's subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to the Company.

The Company has taken several actions which it believes will improve its short-term and ongoing liquidity and cash flow:

    - The Company recently completed a debt financing pursuant to the terms of the Notes. The Notes, represented by subordinated exchangeable promissory notes of the Company in the original aggregate principal amount of $10 million, were acquired by FondElec and Internexus pursuant to the terms of a note purchase agreement dated December 23, 1998. Internexus funded its portion of its purchase of the notes ($5 million) in early January 1999. The notes bear interest at 10% per annum, are due on December 23, 2001, and include warrants for shares of the Company's common stock while the notes are outstanding. The Notes are exchangeable, at the election of the Company, for shares of a to-be-designated series of preferred stock acceptable in content and form to Internexus and FondElec if third parties purchase at least an additional $10 million of that preferred stock. See "Certain Transactions."

    - The Company is currently in negotiations to obtain third party equity and debt financing for its activities and management believes that this funding can be obtained under satisfactory terms. While there can be no assurance that the Company will secure such financing, management believes that this is achievable prior to June 30, 1999.

    - Management is undertaking actions designed to conserve cash and control costs as it pursues additional financing and capital resources.

    - Management has negotiated an agreement with a significant stockholder to support its working capital needs by refinancing approximately $5,000,000 of the Company's notes payable due on February 17, 1999 on a longer term basis. Additionally, to the extent that the Company's working capital is insufficient to meet its remaining $3,467,654 note repayment due in May 1999, the stockholder has committed to advance additional capital to fund the required payment.

The Year 2000 Issue

         The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "year 2000" problem. The year 2000 problem results from the use of computer programs which were written employing only two digits (rather than four digits) to define applicable years. On January 1, 2000, any clock or date recording mechanism, including date-sensitive software which uses only two digits to represent the year, could recognize a date using "00" as the year "1900", rather the year "2000". This could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. These failures, miscalculations, and disruptions could have a material adverse effect on the Company's business, operations and financial condition.

         The Company has concluded, based on its review of its operations and computer systems, that its significant computer programs and operations will not be materially affected by the year 2000 problem and that the programs that will be affected can be properly modified or replaced by the end of 1999 at an estimated cost of approximately $100,000. Under a resonably likely worst case scenario, the Company's computer systems and operations could be materially affected by the year 2000 problem. In addition to its own operations and computer systems, the Company relies on operations and computer systems of third-party customers, financial institutions, vendors and other parties with and through which it conducts business (such as national telephone systems under the Company's interconnect agreements, and the owners of communications backbones utilized by the Company).

         The Company intends to prioritize its year 2000 efforts to protect, to the extent possible, its business and operations. The Company's first priority will be to protect its mission-critical operations--such as those systems and applications that are vital to the provision by the Company of voice, video and data switching, processing and transport services to customers--from incurring material service interruptions that could occur as the result of the year 2000 transition. To this end, the Company has attempted to identify any element within its business operations (including elements relating to third party relationships) that could be impacted by the year 2000 date change, and has attempted to determine the risks to its continuing business operations as a result of an adverse effect resulting from that date change.

         The Company generally requires that its key vendors and suppliers warrant in writing that they are year 2000 ready. The Company has purchased or acquired most of its mission-critical systems from such third-party vendors. Unfortunately, like other telecommunications providers (and, in particular, telecommunications providers operating outside of the United States), the Company's products and services are dependent upon third parties which may not be fully year 2000 compliant. The Company has attempted to identify the vendors and third-parties with which it has contractual relationships that may not be year 2000 compliant by the end of 1999, and has adopted contingency plans which it believes will mitigate any adverse impact to its business operations resulting from those vendors' or third-parties' inability to perform in accordance with their contractual obligations. These contingency plans include the preparation and use of backup copies of financial records, installing portable electrical generators, determining the availability and reliability of alternate networks, and scheduling additional phone center, NOC, and repair personnel.


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

                               REPORTS ON FORM 8-K

         The registrant has filed the following reports on Form 8-K during the period covered by this report:

         Report on Form 8-K dated September 1, 1998, relating to the acquisition of the Company's interest in Intra@net (amended October 5, 1998 to reflect the filing of financial statements)
         Report on Form 8-K dated October 23, 1998, relating to the resignation of certain directors (amended October 23, 1998)

PART F/S

         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

                     Item                                                   Page
            Independent Auditors' Report                                     68
            Consolidated Balance Sheets                                      69
            Consolidated Statements of Operations                            70
            Consolidated Statements of Stockholders' Equity                  71
            Consolidated Statements of Cash Flows                            72
            Notes to Consolidated Financial Statements                       73


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Convergence Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Convergence Communications, Inc. and subsidiaries, formerly Wireless Cable & Communications, Inc., (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The Company was in the development stage at December 31, 1997. During the year ended December 31, 1998, the Company completed its development activities and commenced its planned principal operations.




DELOITTE & TOUCHE LLP

Salt Lake City, Utah
April 14, 1999

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31,         December 31,
                                                                                           1998                 1997
                                                                                     ---------------      ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $ 4,315,281          $ 6,171,515
    Accounts receivable - net                                                               432,868                9,754
    Note proceeds due from affiliate (Note 9)                                             5,000,000                    -
    Due from affiliates                                                                           -               36,950
    Inventory (Note 2)                                                                      205,408               32,074
    Prepaid license fees (Note 2)                                                            57,359              186,982
    Other current assets                                                                    115,801               18,007
                                                                                     ---------------      ---------------
                    Total current assets                                                 10,126,717            6,455,282
INVESTMENT IN CENTURION (Note 2)                                                            845,955              845,955
PROPERTY AND EQUIPMENT - net (Notes 2 and 4)                                              8,524,521              421,944
INTANGIBLE ASSETS - net (Note 5)                                                         22,650,040            9,723,754
OTHER ASSETS                                                                                325,811               42,171
                                                                                     ---------------      ---------------
TOTAL ASSETS                                                                           $ 42,473,044         $ 17,489,106
                                                                                     ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable (Note 9)                                                              $ 8,676,722            $ 350,000
    Accounts payable and accrued liabilities (Note 6)                                     3,976,651              801,855
    Foreign bank lines of credit outstanding (Note 9)                                        27,281                    -
    Accrued consulting fees (payable to related parties) (Note 7)                           340,629              100,000
    Due to affiliates (Note 7)                                                            1,074,855              709,558
                                                                                     ---------------      ---------------
                    Total current liabilities                                            14,096,138            1,961,413
LONG-TERM LIABILITIES:
    Long-term debt (payable to related parties) (Note 7)                                  1,224,504            1,130,660
    Subordinated exchangeable promissory notes (payable to related parties) (Note 9)     10,000,000                    -
    Notes payable (Note 9)                                                                3,987,268                    -
    Accrued foreign severance                                                               135,091                    -
                                                                                     ---------------      ---------------
                    Total long-term liabilities                                          15,346,863            1,130,660
MINORITY INTEREST IN SUBSIDIARIES                                                         2,345,517               18,067
                                                                                     ---------------      ---------------
                    Total liabilities                                                    31,788,518            3,110,140
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY  * (Notes 1 and 10):
    Series "A" Preferred stock; $0.001 par value; 0 shares authorized, issued and outstanding in 1998; 4,250,000 authorized: 839,526 shares issued
        and outstanding in 1997 (10-1 liquidation preference over common).                        -                  839
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
        101,374 shares issued and outstanding in 1998 and 1997.                                 101                  101
    Common stock; $0.001 par value; 100,000,000 shares authorized:
        11,738,277 and 1,744,999 shares issued and outstanding in
        1998 and 1997, respectively.                                                         11,738                1,745
    Additional paid-in capital                                                           26,179,739           19,632,022
    Accumulated deficit                                                                 (15,486,537)          (5,255,741)
    Accumulated other comprehensive loss                                                    (20,515)                   -
                                                                                     ---------------      ---------------
                    Total stockholders' equity                                           10,684,526           14,378,966
                                                                                     ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 42,473,044         $ 17,489,106
                                                                                     ===============      ===============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended          Year Ended       Year Ended
                                                                   December 31,        December 31,     December 31,
                                                                       1998              1997               1996
                                                                  ---------------    --------------    ---------------
NET REVENUES                                                         $ 3,113,482          $ 40,186                $ -
COST OF SERVICE                                                        1,876,133           165,048                  -
                                                                  ---------------    --------------    ---------------
GROSS MARGIN                                                           1,237,349          (124,862)                 -
OPERATING EXPENSES:
     Professional fees (Note 11)                                       2,270,588         1,200,102            176,488
     Depreciation and amortization (Notes 2, 4 and 5)                  2,864,789           619,182                  -
     Leased license expense (Note 13)                                    708,912           116,161                  -
     General and administrative                                        5,261,916           893,424            223,132
     Stock option compensation expense (Note 11)                         753,046           962,738                  -
                                                                  ---------------    --------------    ---------------
                      Total                                           11,859,251         3,791,607            399,620
                                                                  ---------------    --------------    ---------------
OPERATING LOSS                                                       (10,621,902)       (3,916,469)          (399,620)
OTHER INCOME AND (EXPENSES):
     Interest income                                                     268,996           116,367                  -
     Interest expense (Notes 7 and 9)                                   (677,188)         (807,203)           (22,948)
                                                                  ---------------    --------------    ---------------
                      Total                                             (408,192)         (690,836)           (22,948)
                                                                  ---------------    --------------    ---------------
NET LOSS BEFORE MINORITY INTEREST                                    (11,030,094)       (4,607,305)          (422,568)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES (Note 1)                       799,298            13,011                  -
                                                                  ---------------    --------------    ---------------
NET LOSS                                                           $ (10,230,796)     $ (4,594,294)        $ (422,568)
                                                                  ===============    ==============    ===============

Net loss per basic common share* (see Note 2)                            $ (0.87)          $ (0.57)           $ (0.99)
                                                                  ===============    ==============    ===============
Net loss per diluted common share* (see Note 2)                          $ (0.87)          $ (0.57)           $ (0.99)
                                                                  ===============    ==============    ===============

Weighted-average common shares*
     Basic                                                            11,736,927         8,044,827            428,571
                                                                  ===============    ==============    ===============
     Diluted                                                          12,482,241         8,584,532            428,659
                                                                  ===============    ==============    ===============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998 and the adoption of Statements of Financial Accounting Standards (SFAS)
     No. 128, "Earnings Per Share," effective December 31, 1997.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------------------------------------------------

                                                                  Series "A" Preferred Stock    Series "B" Preferred Stock
                                                                  --------------------------    --------------------------
                                                       Total         Shares *     Amount           Shares *     Amount
                                                    ------------    ----------  ---------         ----------  ---------
BALANCE, DECEMBER 31, 1995                           $ (238,450)

Net loss for the year ended December 31, 1996          (422,568)
                                                    ------------    ----------  ---------         ----------  ---------

BALANCE, DECEMBER 31, 1996                             (661,018)

Reverse acquisition of TIC:
    Exchange of TIC common shares for CCI
    Series "A" Preferred shares                          14,571       685,063      $ 685

    Addition of CCI common stock                         86,990

Exchange of CVV common stock for CCI common
    shares and Series "B" Preferred shares            7,096,500                                      101,374      $ 101

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                    10,000,000       150,380        150

Issuance of warrants below fair value                   657,143

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                       300,000         4,083          4

Issuance of options for common shares and
    Series "A" Preferred shares below fair value      1,479,074

Net loss for the year ended December 31, 1997        (4,594,294)
                                                    ------------     ----------  ---------          ----------  ---------

BALANCE, DECEMBER 31, 1997                           14,378,966       839,526        839             101,374        101

Comprehevsive loss:
    Net loss for the year ended December 31, 1998   (10,230,796)
    Other comprehensive loss consisting of
      foreign currency translation adjustment           (20,515)
                                                    ------------     ----------  ---------          ----------  ---------

      Total comprehensive loss                      (10,251,311)            -          -                   -          -

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                     4,956,626        91,180         91

Conversion of Series "A" Preferred shares into
    common shares                                             -      (930,706)      (930)

Exchange of Telecom common stock for CCI
    common shares                                       600,000

Issuance of options for common shares
    below fair value                                  1,000,245

                                                    ------------     ----------  ---------          ----------  ---------

BALANCE, DECEMBER 31, 1998                          $ 10,684,526            -        $ -             101,374      $ 101
                                                    ============     ==========  =========          ==========  =========

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-------------------------------------------------------------------------------------------------------------------------
                                                       Common Stock          Additional                      Accumulated
                                                   ---------------------      Paid-in         Accumulated   Other Compre-
                                                   Shares *     Amount        Capital           Deficit      hensive Loss
                                                   ----------   --------    -------------    ------------   ------------
BALANCE, DECEMBER 31, 1995                           428,571    $   429                          (238,879)

Net loss for the year ended December 31, 1996                                                    (422,568)
                                                   ----------   --------    -------------     ------------   ------------

BALANCE, DECEMBER 31, 1996                           428,571        429                          (661,447)

Reverse acquisition of TIC:
    Exchange of TIC common shares for CCI
    Series "A" Preferred shares                     (428,571)      (429)        $ 14,315

    Addition of CCI common stock                   1,041,494      1,041           85,949

Exchange of CVV common stock for CCI common
    shares and Series "B" Preferred shares           450,563        451        7,095,948

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                    228,658        229        9,999,621

Issuance of warrants below fair value                                            657,143

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                     24,284         24          299,972

Issuance of options for common shares and
    Series "A" Preferred shares below fair value                               1,479,074

Net loss for the year ended December 31, 1997                                                  (4,594,294)
                                                   ----------   --------    -------------     ------------   ------------

BALANCE, DECEMBER 31, 1997                         1,744,999      1,745       19,632,022       (5,255,741)

Comprehevsive loss:
    Net loss for the year ended December 31, 1998                                             (10,230,796)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                  $ (20,515)
                                                   ----------   --------    -------------     ------------   ------------

      Total comprehensive loss                             -          -                -      (10,230,796)       (20,515)

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                    600,504        600        4,955,935

Conversion of Series "A" Preferred shares into
    common shares                                  9,307,060      9,307           (8,377)

Exchange of Telecom common stock for CCI
    common shares                                     85,714         86          599,914

Issuance of options for common shares
    below fair value                                                           1,000,245

                                                   ----------   --------    -------------    ------------   -------------

BALANCE, DECEMBER 31, 1998                        11,738,277   $ 11,738     $ 26,179,739    $ (15,486,537)     $ (20,515)
                                                   ==========   ========    =============    ============    ============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended       Year Ended       Year Ended
                                                                            December 31,     December 31,     December 31,
                                                                              1998             1997             1996
                                                                          --------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (10,230,796)   $ (4,594,294)       $ (422,568)
    Adjustments to reconcile net loss to net cash used in
        development activities:
           Depreciation and amortization                                      2,864,789         619,182                 -
           Minority interest in loss of subsidiaries                           (799,298)        (13,011)                -
           Provision for impairment of long-lived assets                        545,055               -                 -
           Issuance of options for common shares below fair value             1,000,245       1,479,074                 -
           Amortization of discount on notes payable                            554,731               -                 -
           Issuance of warrants below fair value                                      -         657,143                 -
           Change in assets and liabilities, net of effects
             of acquisitions of Telecom and interest in Chispa:
              Accounts receivable - net                                         301,927             959                 -
              Due from affiliates                                                42,919               -                 -
              Inventory                                                         (56,887)         33,225                 -
              Prepaid license fees                                               (9,500)        (11,769)          (13,778)
              Other current assets                                             (247,942)        272,767                 -
              Other assets                                                     (489,798)          1,258                 -
              Accounts payable and accrued liabilities                        1,536,134        (473,491)          195,206
              Accrued consulting fees                                           240,629               -                 -
              Due to affiliates                                                 348,689               -                 -
              Accrued foreign severance                                         115,425               -                 -
                                                                          --------------   -------------    --------------
                    Net cash used in operating activities                    (4,283,678)     (2,028,957)         (241,140)
                                                                          --------------   -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion                                                           -        (805,955)                -
    Reverse acquisition of WCCI                                                       -          56,582                 -
    Acquisition of Chispa (net of cash acquired)                             (2,248,641)              -                 -
    Acquisition of Telecom (net of cash acquired)                              (961,412)              -                 -
    Acquisition of CVV (net of cash acquired)                                         -        (387,318)                -
    Purchase of minority interest in CVV                                              -        (800,000)                -
    Purchases of equipment                                                   (4,546,900)       (128,779)                -
                                                                          --------------   -------------    --------------
                    Net cash used in investing activities                    (7,756,953)     (2,065,470)                -
                                                                          --------------   -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    3,161,661       1,967,945                 -
    Proceeds from issuance of Series A preferred stock                        1,794,965       8,332,055                 -
    Increase in minority interest from issuance of subsidiary common stock      500,000               -                 -
    Proceeds from related party note                                          5,000,000
    Proceeds from related party borrowings                                       98,286         919,333           235,033
    Payments on related parties borrowings                                            -        (962,293)                -
    Proceeds from promissory notes                                                    -       2,300,000                 -
    Payments on promissory notes                                               (350,000)     (2,300,000)                -
                                                                          --------------   -------------    --------------
                    Net cash provided by financing activities                10,204,912      10,257,040           235,033
                                                                          --------------   -------------    --------------

EFFECT OF EXCHANGE RATES ON CASH                                                (20,515)              -                 -
                                                                          --------------   -------------    --------------
NET INCREASE (DECREASE) IN CASH                                              (1,856,234)      6,162,613            (6,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,171,515           8,902            15,009
                                                                          --------------   -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 4,315,281     $ 6,171,515           $ 8,902
                                                                          ==============   =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                     $ 12,143        $ 30,996               $ -
                                                                          ==============   =============    ==============

See Notes 1, 3 and 14 to the consolidated financial statements for other non-cash financing and investing activities.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS COMBINATION

         Business Description - Convergence Communications, Inc. (the "Company"), formerly Wireless Cable & Communications, Inc. ("WCCI"), is a facilities-based provider of high-quality, low-cost integrated communications services through its own metropolitan area networks. The Company operates in recently deregulated and high growth markets, principally in Central American and the Andean region. The Company owns
         (i) a 44.03% interest in Chispa Dos, Inc. ("Chispa") which is a holding company for two subsidiaries that provide multi-channel television services to over 26,000 subscribers in El Salvador and another subsidiary that recently began providing Internet services (under the terms of the Company's acquisition of its interest in Chispa Dos, it also acquired operating and management control of the entity); (ii) a 100% interest in Interamerican Telecom, Inc., ("Telecom") the parent company of Interamerican Net de Venezuela, S.A. ("Inter@net") which is providing Internet services to approximately 3,400 subscribers in Venezuela; and (iii) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela that currently provides service to approximately 695 subscribers.

         In addition, the Company has interests in seven other entities that either hold the right to operate wireless telecommunications systems or have the right to manage and commercialize wireless telecommunications rights held by other parties: (i) an 8.46% interest in Centurion Comunicaciones, S.A. ("Centurion"), the entity that holds the LMDS rights in Venezuela; (ii) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights in four multi-channel, multi-point distribution service ("MMDS") channels in three New Zealand cities; (iii) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which has been formed to acquire and operate LMDS rights in Guatemala; (iv) a 100% interest in Sociedad Television Interactiva, S.A. ("TISA"), a corporation that has the right to manage and operate an LMDS system in Costa Rica; (v) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which will act as the operating company for an LMDS system in Panama; (vi) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina; and (vii) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels and a leased transmitter in Park City, Utah.

         The Company has also signed a Memorandum of Understanding with a Bahamas corporation for the purchase of 80% of three companies in Guatemala providing telecommunications services, including Internet services, to approximately 12,000 subscribers (see update in Note 16).

         Organization - On January 31, 1997, the Company entered into a transaction with Telecom Investment Corporation ("TIC"), pursuant to which TIC merged with a newly formed wholly-owned subsidiary of the Company, NewWCCI, Inc. (the "Merged Companies"). The merger was effective February 4, 1997. Under the terms of the merger, the former shareholders of TIC received 685,063 shares of the Company's newly designated Series "A" Preferred Shares and for state law purposes TIC became a wholly-owned subsidiary of the Company. As a result of the merger, the former shareholders of TIC obtained approximately 87.7% of the voting power of the Merged Companies on a common share equivalent basis (as of February 4, 1997). Generally accepted accounting principles typically require that the company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for accounting purposes. Accordingly, the merger has been accounted for as a "reverse acquisition" whereby TIC is considered to have acquired (as of February 4, 1997) an 87.7% interest on a common share equivalent basis in the Company using the purchase method. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

         Consistent with the reverse acquisition accounting treatment, the financial statements presented through December 31, 1997 are the financial statements of TIC and differ from the consolidated financial statements of the Company and its subsidiaries as previously reported. The consolidated financial statements presented include the operations of TIC through February 3, 1997 and of the Company and its subsidiaries from February 4, 1997 (effective date of the acquisition) and afterward.

         Generally accepted accounting principles require that the assets and liabilities of the Company (the legal acquirer) be recorded at fair value at the date of the merger. Based on management's estimates, the fair value of the Company was not significantly different than its book carrying value. Therefore, the assets and liabilities of the Company have been recorded at their carryover book value as of February 4, 1997 (the effective date of the merger) to reflect the reverse acquisition of the Company as follows:

         Current assets (including cash of $56,582)            $         217,017
         License rights                                                  913,500
         Equipment (net)                                                     217
         Other long term assets                                          577,347
         Current liabilities                                           (463,191)
         Long-term debt                                              (1,126,823)
         Minority interest                                              (31,077)
                                                               -----------------
         Stockholders' equity (net)                            $          86,990
                                                               =================

         Pro forma consolidated results of operations of TIC, including the Company and subsidiaries from the date of merger, as though the reverse acquisition had occurred at the beginning of the periods presented, are $4,645,113 and $1,005,584 of net loss for the years ended December 31, 1997 and 1996, respectively.

         Development Stage Entity - The Company was in the development stage at December 31, 1997. During the year ended December 31, 1998, the Company completed its development activities and commenced its planned principal operations.

         Basis of Presentation - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         Since its inception, the Company has sustained net losses and negative cash flow, due primarily to start-up costs, legal and professional expenses, interest expense on debt and charges for depreciation and amortization and other costs relating to its acquisition and development of its business. The Company expects to continue to experience negative cash flow through at least 2000, and may continue to do so thereafter while it develops and expands its business, even if individual systems of the Company become profitable.

         The Company has taken several actions which it believes will improve its short-term and ongoing liquidity and cash flow:

         - The Company is currently in negotiations to obtain third party equity and debt financing for its activities and management believes that this funding can be obtained under satisfactory terms. While there can be no assurance that the Company will secure such financing, management believes that this is achievable prior to June 30, 1999.
         - Management is undertaking actions designed to conserve cash and control costs as they pursue additional financing and capital resources.
         -    Management   has   negotiated  an  agreement  with  a  significant
              stockholder to support its working capital needs by refinancing approximately $5,000,000 of the Company's notes payable due on February 17, 1999 on a longer term basis. Additionally, to the extent that the Company's working capital is insufficient to meet its remaining $3,467,654 note repayment due in May 1999, the stockholder has committed to advance additional capital to fund the required payment.

         The Company's continuation as a going concern is dependent upon its ability to generate a cash flow contribution and secure adequate financing or additional equity, and ultimately to achieve cash flow positive operations in order to satisfactorily meet its debt obligations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and Chispa, a minority owned subsidiary of which the Company has operating control and a majority of the Board of Directors seats. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Foreign Currency Translation - All of the Company's subsidiaries, except for CVV and Inter@net, operate using the local currency as the functional currency. Accordingly, all assets and liabilities of these subsidiaries, except for CVV and Inter@net, are translated at current exchange rates at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustments have been recorded as an accumulated other comprehensive loss, a separate component of stockholders' equity.

         Because the Venezuelan bolivar is considered a highly inflationary currency, CVV and Inter@net use the U.S. dollar as the functional currency. Accordingly, assets and liabilities are translated at period-end exchange rates,except for inventories and property, plant and equipment, which are translated at historical rates. Revenues and expenses are translated at average exchange rates in effect during the period, except for costs related to balance sheet items, which are held and translated at historical rates. Foreign currency translation gains and losses from CVV and Inter@net are included in expenses as they are incurred and were not material for the years ended December 31, 1998 and 1997.

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

         Recognition of Revenues, Costs and Expenses - Revenues for telecommunications and multi-channel television services are recognized in the period during which the services are provided. Costs and expenses are recorded on the accrual basis.

         Inventories - Inventories of subscriber installation materials and subscriber converter boxes are stated at the lower of average cost or market.

         Prepaid License Lease Fees - Prepaid license lease fees are prepayments of annual license or lease fees relating to the Company's license rights and are expensed over the annual license or lease period.

         Investment in Centurion - The Company uses the cost method of accounting for its investment in Centurion as it holds less than 20% of the voting shares of the entity and the Company does not exercise significant influence. As of December 31, 1998 and 1997, the Company had invested a total of $845,955 for an 8.46% interest in Centurion.

         Property and Equipment - Equipment is stated at cost. Depreciation is computed using the straight-line method over the expected useful life of the assets as follows:

                                                                 Life in years
                                                                 ---------------
              Buildings and improvements                            20 years
              Telecommunications equipment                        5 - 10 years
              Subscriber equipment                                 2 - 5 years
              Machinery and equipment                              2 - 5 years
              Furniture and equipment                             2 - 10 years
              Vehicles and tools                                  5 - 10 years

         Net Loss Per Common Share and Common Share Equivalents- Net loss per common share and common share equivalents is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series "B" preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

         Income Taxes - The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

         Long-Lived Assets - The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized asset balance is warranted. The Company's policy is to measure long lived asset impairment by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable business; (ii) projected future operating results of the applicable business; (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business; and (iv) any other material factors that affect the continuity of the applicable business.

         After completing a review of the Company's business plan, including the plans for the New Zealand prepaid and intangible assets, the Company determined that it should maintain its current focus on the acquisition and development of Latin American assets and businesses. Based on its revised business plan, the Company further determined that it would be in its best interest to search for a joint venture partner in New Zealand to develop the Company's New Zealand license rights or seek a purchase of the New Zealand prepaid and intangible assets. Due to the uncertainty of the full recoverability of the New Zealand assets, management recorded an impairment of $545,055 to leased license expense for the year ended December 31, 1998.

         Fair Value of Financial Instruments - The Company's financial instruments, when valued using market interest rates, are not materially different from the amounts presented in the consolidated financial statements.

         Comprehensive Loss - Effective January 1, 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and reclassified comprehensive loss for 1998 to conform with SFAS No. 130. This statement requires the Company to display an amount representing total comprehensive loss for each applicable period. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company had no components of other comprehensive loss during 1997 or 1996 and is, therefore, not required to report comprehensive loss for those periods.

         Segment Reporting - Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company reviewed its operations in accordance with SFAS No. 131 and determined that there were no reportable operating segments for the year ending December 31, 1998.

         Reclassifications  - Certain  reclassifications  of previously reported
         1997  and  1996   amounts  have  been  made  to  conform  to  the  1998
         classifications.

3.       ACQUISITIONS

         Inter@net Transaction - On August 17, 1998 the Company acquired all of the outstanding stock of Telecom for a total purchase price of approximately $2.4 million, including certain shareholder liabilities assumed in connection with the transaction ("Inter@net Transaction"). The purchase price consisted of approximately $450,000 in cash, $800,000 in promissory notes (one promissory note for $200,000 due on August 17, 1999, and a second promissory note for $600,000 due on August 17, 2000) and 85,714 of the Company's common shares. The parties to the Inter@net Transaction valued the Company's common shares at $600,000. The Company also paid approximately $550,000 in connection with the acquisition for the purpose of paying off debt owed by Telecom to its former shareholders. Approximately $600,000 of the purchase price will be held in escrow for two years to insure the accuracy of Telecom's and the selling shareholders' representations regarding the business of Inter@net, Telecom's wholly-owned subsidiary.

         Inter@net is an Internet service provider in Venezuela. Inter@net holds two concessions from the Venezuelan government. The first concession permits Inter@net to provide value-added services throughout Venezuela and the second concession allows it to provide private data services networks throughout Venezuela. Inter@net provides its Internet and data services through a system owned by the state-owned telephone service provider.

         The following table shows the non-cash investing activities associated with the Inter@net Transaction:

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITES:
            Acquisition of Telecom (August 17, 1998)
                 Fair value of assets acquired,  including intangible assets
                    and equipment (net of cash acquired)                     $        2,836,402
                 Fair value of liabilities assumed                                    (520,083)
                 Common stock issued                                                  (600,000)
                 Notes payable                                                        (754,907)
                                                                                ----------------
                    Cash paid (net of cash acquired)                         $          961,412
                                                                                ================

         El Salvador Transaction - Effective July 17, 1998 the Company (49.5% ownership) and FondElec Essential Services Growth Fund, L.P. (50.5% ownership) (together with its affiliates, ("FondElec") acquired, through Chispa (a newly-formed joint venture corporation), all the outstanding stock of two El Salvadorian corporations, Cablevisa, S.A. ("Cablevisa") and Multicable, S.A. ("Multicable") (collectively, the "El Salvador Companies") from Star Industries, S.A., a Panamanian corporation ("Star") (the "El Salvador Transaction"). The El Salvador Companies own and operate multi-channel subscription television systems in the Republic of El Salvador. The El Salvador Companies had approximately 24,000 subscribers on the date of the acquisition. The two companies provide their multi-channel subscription television services through their own networks of fiber-optic and copper-based cable. The El Salvador Companies have also been granted the right to use 200 MHz of El Salvador's 2.5 GHz wireless communications frequency band.

         Under the terms of the parties' agreements regarding Chispa, the Company has 56.8% voting control of Chispa, holds a majority of the Board of Directors seats for Chispa, and has the right to acquire FondElec's interest in Chispa under certain conditions. The Company paid approximately $2.5 million for its interest in Chispa, and is required to make additional capital contributions to Chispa (either in the form of debt or equity) to fund its pro rata portion of Chispa's operating costs and deferred purchase price payments for the stock of Cablevisa and Multicable, as described below. If the Company fails to make those payments, its interest in Chispa is subject to dilution.

         The purchase price for the El Salvador Companies was $16.91 million. Approximately $4.77 million of the purchase price was paid in cash at closing, and the balance of the purchase price (approximately $12.14 million) was paid through Chispa's delivery of three promissory notes. The first promissory note, in the original principal amount of approximately $5.2 million, was due and payable on February 17, 1999. This note was paid in February 1999 (see Note 16). The second promissory note, in the original principal amount of approximately $3.47 million, is due and payable on May 17, 1999. The final promissory note, in the original principal amount approximately $3.47 million, is due on July 17, 2000. The amounts due under the first and second promissory notes are non-interest bearing (except in the event of default by Chispa, in which case the notes will bear interest at the rate of 7% per annum from the date of default), but the amounts due under the third promissory note bear interest at the rate of 7% per annum. If Chispa defaults on the payment of any amounts due under any of the notes, Star may accelerate all remaining amounts due under all of the notes. In connection with the closing, Chispa also paid $428,339 of outstanding debt of the El Salvador Companies to third party banks. The amortization of the discount on notes payable resulted in interest expense of $542,565 for the year ended December 31, 1998. (See Note 9).

         The payment obligations under the first and second promissory notes are secured by a pledge of a portion of the shares acquired by Chispa in the El Salvador Companies and a mortgage over the El Salvador Companies' real property. The amounts due under the third promissory note are unsecured, but in connection with the transaction FondElec delivered a letter to Star evidencing its agreement to provide sufficient capital (either in the form of debt or equity) to Chispa to pay the amounts due under the second and third promissory notes. The security interest encumbering the pledged shares and the mortgaged property will be released as Chispa makes payment of portions of the purchase price. Under the terms of the promissory notes, Chispa is not required to make any payments if it has a claim for indemnification for any breach by Star or its principals of any representation, warranty or covenant relating to the transaction, unless an arbitration panel has ruled that the claim for indemnification is without merit or Star or its principals have fully indemnified Chispa for the breach.

         The following table shows the non-cash investing activities associated with the El Salvador Transaction:

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITES:
              Acquisition of El Salvador Companies (July 17, 1998)
                      Fair value of assets acquired,  including intangible assets
                        and equipment (net of cash acquired)                           $        17,508,080
                      Fair value of liabilities assumed                                        (1,266,173)
                      Notes payable                                                           (11,366,518)
                      Minority interest                                                        (2,626,748)
                                                                                          -----------------
                           Cash paid (net of cash acquired)                            $         2,248,641
                                                                                          =================

         The Company originally owned 49.5% of the outstanding stock of Chispa. In December 1998, Chispa sold an additional 12.4113 shares of its capital stock to a third party for $700,000 (comprised of $500,000 in cash and a $200,000 promissory note due February 17, 1999). This transaction decreased the Company's ownership in Chispa to 44.03%. In conjunction with this transaction, the Company, FondElec and the third party signed a shareholders' agreement which, among other things, provides the Company with operating control of Chispa.

         CVV Acquisition - On November 8, 1996, the Company, acting as an agent for TIC, entered into an agreement under which the Company executed an option to acquire all of the stock of CVV (the "Option Agreement"). CVV is a Venezuelan corporation which has entered into agreements with Centurion to market and commercialize certain LMDS frequencies within the country of Venezuela.

         On July 24, 1997 and August 13, 1997, the Company executed amendments to the Option Agreement whereby CVV, as contemplated by the Option Agreement, amended the terms of the contract between the Company and two of the principal shareholders (who collectively held approximately 68.14% of the total outstanding shares of CVV). Under the terms of the amendment, the Company agreed to purchase the 68.14% interest held by those parties for $200,000 in cash, 450,565 shares of the Company's common stock, 101,374 shares of the Company's newly designated Series "B" Preferred Shares and a promissory note in the amount of $200,000. The promissory note accrued interest at the rate of 6.75% per annum. On August 15, 1997, the Company completed the purchase of the 68.14% of CVV. On December 2, 1997, the Company paid in full the $200,000 promissory note, along with $4,403 of accrued interest.

         The Company and the shareholders of CVV also executed an escrow agreement under which the shareholders of CVV deposited 50,792 shares of the Company's common stock and 11,428 shares of the Company's Series "B" Preferred Stock, representing a portion of the consideration for the transaction, with an escrow agent in order to provide the Company with security for the performance of the obligations and the accuracy of the representations contained in the Option Agreement.

         On August 1, 1997, the Company and the remaining shareholder of CVV entered into another additional amendment to the Option Agreement whereby the Company agreed to purchase an additional 10% of the total outstanding shares of CVV for $800,000 in cash. On November 21, 1997, the Company and the remaining shareholder of CVV completed the purchase of that 10% interest and entered into an additional three-year option agreement pursuant to which the Company acquired the right to purchase the remaining shares of CVV not held by the Company for $2,000,000. The Company paid and expensed $50,000 for the first twelve months of the option and had the right to pay an additional $50,000 annually to extend the option through November 2000.

         As discussed in Note 14, the Company has filed an arbitration proceeding relating to claims for indemnification and breach of the representations and warranties made under the Option Agreement.

         The following table shows the non-cash investing activities associated with the CVV Transaction:

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITES:
              Acquisition of CVV (August 15, 1997)
                      Fair value of assets acquired,  including intangible assets
                         and equipment (net of cash acquired)                          $         8,485,740
                      Fair value of liabilities assumed                                        (1,001,922)
                      Common stock issued                                                      (3,548,250)
                      Series B Preferred stock issued                                          (3,548,250)
                                                                                          -----------------
                           Cash paid (net of cash acquired)                            $           387,318
                                                                                          =================

         Pro Forma Effect of Acquisitions - The following pro forma information reflects the results of the Company's operations as if the Inter@net and El Salvador transactions and the CVV acquisition had occurred at the beginning of the periods presented, adjusted for the effect of the amortization of intangible assets interest expense on acquisition debt and an increase of depreciation expense due to the increase to fair value of fixed assets.

                                                                Years Ended December 31,
                                                                ------------------------
                                                          1998                1997               1996
            Pro forma results                       ---------------     --------------     ---------------
                Revenue                             $    6,810,194      $   4,295,821      $    4,476,733
                Net loss                            $  (12,485,785)     $  (8,395,738)     $   (4,036,702)
           Net  loss  per   common   share
               and common share  equivalent
               (basic and diluted method)           $        (1.06)     $       (1.04)     $        (9.42)

         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the combined companies.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                              1998               1997
                                                                          -------------    ------------
                   Land                                                   $    586,400     $         -
                   Buildings and improvements                                  156,414               -
                   Telecommunications equipment                              5,907,229            4,117
                   Subscriber equipment                                        381,204          266,602
                   Machinery and equipment                                     151,565          183,717
                   Furniture and equipment                                     425,403           37,702
                   Vehicles and tools                                          106,950           15,026
                                                                          -------------    ------------
                                                                             7,715,165          507,164
                   Less - accumulated depreciation                            (534,737)         (85,220)
                                                                          ------------     ------------
                                                                             7,180,428          421,944
                   Network construction in progress                          1,344,093               -
                                                                          -------------    --------------
                                                                          $  8,524,521     $    421,944
                                                                          =============    ==============

5.       INTANGIBLE ASSETS

         Intangible assets and their respective amortization lives are as follows as of December 31:

                                                         1998                  1997            Years
                                                   -----------------      ---------------     --------
                 License Rights                    $        658,252       $     1,164,833        10
                 Contract Rights                          9,343,999             9,343,999      7 - 10
                 Subscriber Lists                         8,924,317                    -         5
                 Franchise Rights                         4,111,528                    -        20
                 Goodwill                                 2,815,598                    -        20
                                                   -----------------      ---------------
                                                         25,853,694           10,508,832
                 Accumulated amortization                (3,203,654)            (785,078)
                                                   -----------------      ---------------
                                                   $     22,650,040       $     9,723,754
                                                   =================      ===============

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following as of December 31:

                                                                              1998             1997
                                                                          ------------     -------------
                   Accounts payable                                       $  3,488,492     $     534,290
                   Accrued license lease fees                                   41,945           121,621
                   Accrued payroll, taxes and benefits                          93,740            98,044
                   VAT and other taxes payable                                  67,736                 -
                   Other accrued liabilities                                    81,301            47,900
                   Deferred income                                             203,437                 -
                                                                          -------------    --------------
                                                                          $  3,976,651     $     801,855
                                                                          =============    ==============

7.       RELATED PARTY TRANSACTIONS

         In connection with the August 1997 Internexus  Transaction described in
         Note 12, the Company and Internexus formed WCI de Argentina for the purpose of pursuing telecommunications opportunities in Argentina. As of December 31, 1998, Internexus had loaned WCI de Argentina $98,286 which has been recorded in due to affiliates.

         In connection with the CVV Transaction, the Company assumed accounts payable and accrued liabilities totaling $520,609 due to a former member of the Company's board of directors, to entities controlled by this same former director, and to Centurion (whose shareholders include this same director, an entity controlled by this former director and the Company).

         In connection with the merger with TIC, the Company assumed a note in the amount of $180,281 due to an entity controlled by the father of the Chief Executive Officer of the Company. The note agreement is dated January 1, 1997, is due on demand and bears interest at the rate of 12%. As of December 31, 1998, $138,129 plus accrued interest of $74,783 was outstanding on the loan. The Company also assumed a services agreement dated January 1, 1997 under which an entity owned by the father of the Chief Executive Officer of the Company will provide consulting services to TIC in exchange for fees equal to the greater of $250,000 per year (except the first year minimum payment is $150,000) or 2% of the first $50,000,000 of TIC's annual revenues and 1% of TIC's gross revenues in excess of $50,000,000. The agreement expires December 31, 2001 and is renewable by mutual consent of both parties to the agreement for successive one-year periods. The first year minimum payment of $150,000 was made in October 1997. The Company also has a current liability to an entity owned by the father of the Chief
         Executive Officer of the Company in the amount of $90,629 as of December 31, 1998, for a finder's fee related to the New Zealand channel frequencies. The Company and the entity controlled by the father of the Chief Executive Officer have agreed upon terms to settle all amounts owed to this entity which is subject to approval by the Company's board of directors.

         In connection with the reverse acquisition described in Note 1, the Company assumed a note payable due to Transworld Telecommunications, Inc. ("TTI"). Certain of the Company's officers and directors are shareholders in TTI. Interest on any outstanding balance accrues at 8% per annum with the principal and interest becoming due and payable in full on August 1, 2001. As of December 31, 1998, $996,707 (plus accrued interest of $227,797) was outstanding on the loan.

8.       INCOME TAXES

         The following table presents the principal reasons for the difference between the effective tax rate and the United State federal statutory income tax rate:

                                                                                 1998               1997
                                                                              -----------        -----------
                  Federal income tax benefit at statutory rate of 34%         (3,478,471)        (1,562,060)
                  State and local income taxes                                  (511,540)          (229,717)
                  Foreign rate differential                                      365,686             63,939
                  Increase (decrease) in taxes resulting from:
                       Effect of true-up of prior year items                    (893,146)          (571,232)
                  Change in Valuation Allowance:
                       Federal                                                 2,538,755            457,627
                       State                                                     372,539             57,825
                       Foreign                                                   990,572            636,364
                  Permanent Differences
                       Federal                                                    31,117              4,173
                       State                                                       4,576                617
                       Foreign                                                   579,912               None
                                                                              ---------------    --------------
                  Total                                                             NONE               NONE
                                                                              ===============    ==============

         The following table presents the U.S. and foreign components of the provision (benefit) for income taxes:

                                                                                 1998                1997
                                                                             -------------        -----------
                  Current:
                       Federal                                                      None               None
                       State                                                        None               None
                       Foreign                                                      None               None
                                                                             -------------        ------------
                                                                                    None               None
                  Deferred:
                       Federal                                                (2,538,755)           (457,627)
                       State                                                    (372,539)            (57,825)
                       Foreign                                                  (990,572)           (636,364)
                  Valuation Allowance                                          3,901,866           1,151,816
                                                                             --------------       ------------
                  Total Provision (Benefit)                                         NONE               NONE
                                                                             ==============       ============

         As of December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $4,421,000 and contribution carryforwards of approximately $12,000. The net operating loss carryforwards will begin to expire in 2010. The Company also has foreign net operating loss carryforwards of approximately $3,226,000. We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

         The long-term net deferred tax assets at December 31, 1998 and December 31, 1997 are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:

                                                                          1998                 1997
                  Deferred Tax Assets:                               ----------------     ----------------
                  Net operating loss carryforwards
                        Federal                                      $     1,503,146      $       459,797
                        State                                                221,583               67,617
                        Foreign                                            1,056,286              427,837
                  Basis in fixed assets                                         None                  799
                  Basis in intangibles                                       959,585              594,376
                  Related Party Accruals                                     223,627                 None
                  Stock Options Deferred                                   1,223,220                 None
                  Impairment of License Rights (Foreign)                     185,319                 None
                  Inventory Reserve (Foreign)                                 32,051                 None
                  Provision for Bad Debts (Foreign)                           43,783                 None
                  Accrued Severance Pay (Foreign)                             30,765                 None
                  Other                                                        4,159                 None
                                                                     ----------------     ----------------
                           Total deferred tax asset                        5,483,524            1,550,426
                  Deferred Tax Liabilities:
                   Basis in fixed assets                                     (31,232)                None
                  Valuation allowance                                     (5,452,292)          (1,550,426)
                                                                     ----------------     ----------------
                  Total net deferred tax asset                                  NONE                 NONE
                                                                     ================     ================

9.       NOTES PAYABLE

         Notes Payable - In conjunction with the Inter@net Transaction and the El Salvador Transaction, the Company issued the following promissory notes in 1998 (see Note 3):

                                                                                                    1998
                                                                                                -------------
           Borrowings  under the  Inter@net  Transaction  in the amount of $200,000 with a stated  interest  rate of 5.72%.  The  payment of  $200,000,  plus  accrued interest is due on August 17,  1999.  Using an imputed  rate of interest of
               10% the present  value of this note was  estimated at $191,671 as of August
               17, 1998.  The  amortization  of the discount on this note was $3,090 as of
               December 31, 1998.                                                           $        194,761
           Borrowings  under the  Inter@net  Transaction  in the amount of $600,000 with a stated  interest  rate of 5.72%.  The  payment of  $600,000,  plus  accrued interest is due on August 17,  2000.  Using an imputed  rate of interest of
               10% the present  value of this note was  estimated at $551,070 as of August
               17, 1998.  The  amortization  of the discount on this note was $9,076 as of
               December 31, 1998.                                                                    560,146
           Borrowings  under the El Salvador  Transaction  payable to Star on February 17,
               1999 with a face value of $5,201,481  and no stated  interest  rate.  Using an  imputed  rate of  interest  of 10% the  present  value of this note was estimated  at  $4,907,928  as of July 17,  1998.  The  amortization  of the
               discount on this note was $230,649 as of December 31, 1998.                         5,138,577
           Borrowings  under the El Salvador  Transaction  payable to Star on May 17, 1999 with a face  value of  $3,467,654  and no stated  interest  rate.  Using an imputed  rate of  interest  of 10% the  present  value  of  this  note  was estimated  at  $3,191,498  as of July 17,  1998.  The  amortization  of the
               discount on this note was $151,886 as of December 31, 1998.                         3,343,384
           Borrowings under the El Salvador  Transaction  payable to Star on July 17, 2000 with a face value of  $3,467,654  and a stated  interest  rate of 7%. Using an  imputed  rate of  interest  of 10% the  present  value of this note was estimated  at  $3,267,092  as of July 17,  1998.  The  amortization  of the
               discount on this note was $160,030 as of December 31, 1998.                         3,427,122
                                                                                                -------------
           Total notes payable                                                                    12,663,990
           Less current portion                                                                  (8,676,722)
                                                                                                -------------
           Long-term portion                                                                $      3,987,268
                                                                                                =============

         The Company also had borrowings under a line of credit arrangement, payable to a Venezuelan bank at a market rate of interest, payable under varying installments through May 1999 totaling $27,281.

         The maturities of the notes payable are as follows as of December 31, 1998:

                     Year ending December 31:
                         1999                                    $     8,676,722
                         2000                                          3,987,268
                                                                   -------------
                         Total                                   $    12,663,990
                                                                   =============

         During  1997,  the  Company  issued  a  $350,000   promissory  note  in
         conjunction with the Company's purchase of a 7.5% interest in TISA. This promissory note was paid in November 1998.

         Subordinated Exchangeable Promissory Notes - On December 23, 1998, the Company sold $10 million of subordinated exchangeable promissory notes to FondElec and Internexus, S.A. ("Internexus") (the "Notes"). Both FondElec and Internexus are related parties. The Notes are exchangeable, at the election of the Company, for shares of a to-be-designated series of Preferred Stock having certain rights and preferences upon the purchase by third parties of at least $10 million of the such Preferred Stock. The Notes bear interest at 10%, and are due December 23, 2001. The Notes also include warrants to acquire Common Shares having a value of 3.5% per month of the principal balance of the Notes while the Notes are outstanding at an initial price of $8.70 per share (subject to adjustment for future issuances of securities and other fundamental corporate transactions). The additional interest expense between the interest rate at which the debt was issued and the estimated interest rate for which the debt would have been issued in the absence of the warrants was not significant in 1998. The Company received the $5,000,000 of proceeds due from Internexus under the Notes in early January 1999. This amount was recorded as a note proceeds due from affiliate as of December 31, 1998.

         In conjunction with the sale of the Notes, certain of the Company's shareholders entered into an agreement with FondElec and Internexus regarding the designation of, and voting for, directors which replaced the terms of the FondElec Transaction and Internexus Transaction described in Note 12. Under the agreement, the shareholder group, FondElec and Internexus are each entitled to designate two persons to be nominated as members of the Company's board of directors and the other parties to the agreement are obligated to vote their shares in the Company for the election of those designees. The voting agreement also contains certain restrictions on the corporate actions the Company may undertake. The Company is not a party to the voting agreement.

         Secured Promissory Notes - During 1997, the Company borrowed $850,000 through secured promissory notes which were subsequently paid in full in 1997. The former holders of the promissory notes also have the right until January 31, 2002, subject to certain conditions and restrictions, to exercise warrants to purchase up to 331,717 shares of the Company's common stock at $2.63 per share. The Company recognized interest expense in 1997 of $657,143, which represented the difference between the interest rate at which the debt was issued and the estimated interest rate for which the debt would have been issued in the absence of the warrants. Two principals of the entity that holds option to acquire 175,954 shares of the Company's common stock were also directors of the Company (see Note 12).

10.      PREFERRED STOCK

         At December 31, 1998, the authorized number of shares of the Company's preferred stock was 15,000,000, $0.001 par value, with 750,000 shares designated as Series "B" Preferred shares. In 1998, the Company's shareholders approved the Company's Amended and Restated Articles of Incorporation, which were previously adopted by the Company's board of directors. The Amended and Restated Articles of Incorporation, among other things,: (i) increased the number of authorized shares of the Company's preferred stock from 5,000,000 to 15,000,000; (ii) changed the par value of each Preferred share from $0.01 to $0.001; (iii) removed the designation for Series "A" Preferred Shares (which were exchanged for common shares on a 10 for 1 basis pursuant to a separate agreement); and (iv) approved a 1 for 3.5 reverse split of the Company's outstanding capital stock (the "Reverse Split").

         Prior to August 17, 1998 and at December 31, 1997, the Company had designated 4,250,000 shares of its preferred stock as Series "A" Preferred Shares. The rights and privileges of the Series "A" Preferred Shares were as follows: (1) they carried voting rights that entitled the holder to 10 votes per share and the holders voted together with the common shares as one class on all matters; (2) if dividends were distributed, the Series "A" Preferred Shares received an amount per share equal to ten times the dividend per share paid to the common shareholders; and (3) in the case of a liquidation, dissolution, consolidation, merger or other similar type of transaction, the Series "A" Preferred Shares would have received an amount per share equal to ten times the aggregate consideration paid per common shares.

         At December 31, 1998 and 1997, the Company had designated 750,000 shares of its preferred stock as Series "B" Preferred Shares. The rights and privileges of the Series "B" Preferred Shares are as follows: (1) they carry a liquidation preference of $35 per share ($10 per share in 1997, prior to the Reverse Split) and the Series "B" receives liquidation proceeds prior to any liquidation distributions to the common shareholders; (2) they carry voting rights that entitle the holder to one vote per share and the holders vote together with the common  shareholders  as  one  class  on  all  matters;  (3)  they  are non-redeemable; (4) they pay noncumulative dividends in the annual amount of 6.75% per share payable semiannually on January 1 and July 1 of each year (payable in cash or additional Series "B" Preferred Shares, at Company's option); and (5) they are convertible only into common shares of the Company on the earlier of the third anniversary of their initial issuance, the date preceding the closing of an underwritten public offering resulting in net proceeds to the Company of $15 million and a market capitalization of $50 million (including all amounts received by the Company in conjunction with the underwritten public offering) or the sale of all or substantially all of the Company's business or assets or a similar transaction. The Series "B" Preferred Shares are convertible into common shares of the Company as follows (i) in the event of the occurrence of the third anniversary or the sale of all or substantially all of the Company's business or assets, each share of Series "B" Preferred Share is convertible into the number of common shares obtained by dividing $35 (after the Reverse Split) by the price per common share as determined in good faith by the board of directors of the Company, and (ii) in the case of an underwritten public offering, each Series "B" Preferred Share is convertible into such number of common shares as is determined by dividing $35 (after the Reverse Split) by the public offering price.

11.      STOCK PLANS, COMMON STOCK AND PREFERRED STOCK OPTIONS

         Stock Option Plan for Non-Employee Directors - The Company has reserved 100,000 common shares in a non-employee director stock option plan. Options for these shares are awarded at 85% of the estimated fair market value of the stock on the date of award. Compensation expense is then recognized ratably over the one year vesting period. As of December 31, 1998, the Company has not granted any non-employee director stock options and options to acquire 100,000 non-employee director plan shares are available for grant.

         Stock Incentive Plan - In June 1998 the Company's board of directors adopted the 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders in August 1998. The Incentive Plan originally reserved a total of 1,250,000 common shares for issuance under the plan. This number was subsequently increased by the Company's board of directors in December 1998 to allow for a maximum of 1,820,229 shares to be awarded. The Company's Board of Directors administers the plan and determines the amount of awards and other terms and conditions of the awards. Stock appreciation rights may be granted under the Incentive Plan. There were no options granted under these plans in 1998.

         Stock Option Awards - The Company has also awarded other stock options which are summarized in the table below:

                Common Stock Options:
                                                                        Number           Range of Exercise
                  1998:                                               of Shares           Price Per Share
                       Outstanding at beginning of year                     14,999         $0.35 - $3.50
                       Exchanged Series A Preferred options                395,000             $0.88
                       Granted                                             164,177         $0.88 - $1.00
                       Canceled                                                  0               -
                                                                    ---------------
                       Outstanding at end of year                          574,176         $0.35 - $3.50
                       Weighted  average exercise price of options
                           granted during year                                                 $0.96


                                                                        Number           Range of Exercise
                  1997:                                               of Shares           Price Per Share
                       Outstanding at beginning of year                     35,714             $0.35
                       Granted                                              14,999         $0.35 - $3.50
                       Canceled                                             35,714             $0.35
                                                                    ---------------
                       Outstanding at end of year                           14,999         $0.35 - $3.50
                       Weighted  average exercise price of options
                           granted during year                                                 $3.36


                                                                        Number           Range of Exercise
                                                                      of Shares           Price Per Share
                  1996:
                       Outstanding at beginning of year                          0
                       Granted                                              35,714             $0.35
                       Canceled                                                  0
                                                                    ---------------
                       Outstanding at end of year                           35,714             $0.35
                       Weighted  average exercise price of options
                           granted during year                                                 $0.35

                The amounts reported in this table have been restated for the Reverse Split.

                Preferred Stock Options:

                On December 22, 1997, the Board of Directors authorized stock options for 199,811 shares of Series "A" Preferred Stock (which were subsequently exchanged for 570,891 authorized common stock options after the exchange of the Series "A" Preferred Stock for common shares and the application of the Reverse Split. In 1997, 39,500 Series "A" Preferred options (restated for the Reverse Split) were granted with a $7.88 exercise price; such options were exchanged into 395,000 common stock options in 1998.

                There were no preferred stock options outstanding during 1996.

                The common and preferred options are all fully vested and expire between 1999 and 2001.

         The Company accounts for stock options granted using the Accounting Principles Board ("APB") Opinion No. 25. Accordingly, compensation cost has been recognized for all stock option grants which were issued with an exercise price below the estimated fair value at the date of grant. The total stock option expense recognized in 1998 and 1997 were $1,000,245 and $1,479,074, respectively, of which $753,046 and $962,738 related to compensation expense and $247,199 and $516,336 related to professional fees expense, respectively. Had compensation cost for the Company's stock options been determined based on the estimated fair value at the grant dates for awards consistent with SFAS No. 123, the Company's net loss and net loss per common share and common share equivalent would have changed to the pro forma amounts indicated below:

                                                              1998               1997              1996
           Net loss:                                 ------------------   ---------------    --------------
                   As reported                       $      (10,230,796)  $    (4,594,294)   $    (422,568)
                   Pro forma                         $      (10,278,111)  $    (4,632,242)   $    (422,568)
           Net  loss  per  weighted   average
               common    share   (basic   and
               diluted method):
                   As reported                       $            (0.88)  $         (0.58)   $       (0.99)
                   Pro forma                         $            (0.88)  $         (0.58)   $       (0.99)

         The amounts listed in the table have been restated for the Reverse Split and the adoption of Statements of Financial Accounting Standards No. 128, "Earnings Per Share," effective December 31, 1997.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%, expected volatility of 0%, risk-free interest rates ranging from 4% to 7%, and expected lives ranging from 2 to 4 years.

12.      STOCK PURCHASE AGREEMENTS

         November 1997 - Effective November 1, 1997, the Company executed a Stock Purchase Agreement with FondElec which owned (at that time) 8.6% of the Company's equity structure on a common share equivalent basis pursuant to which the Company agreed to sell equity securities of the Company which were sufficient to bring FondElec's ownership of the Company up to 18% of the Company's total equity structure on a common share equivalent basis for $5,248,795 in cash (the "FondElec Transaction"). On November 21, 1997, FondElec closed a $300,000 investment in the Company under the terms of the FondElec Transaction. On February 25, 1998, FondElec closed the remaining $4,948,795 investment under the FondElec Transaction.

         The FondElec Transaction gave FondElec certain minority rights provisions which were terminated on December 23, 1998 in connection with the sale of the Notes and replaced by the provisions described in
         Note 9.

         August 1997 - Effective August 1, 1997, the Company executed a Stock Purchase Agreement with Petrolera Argentina San Jorge, S.A. ("Petrolera") to sell equity securities of the Company equivalent to 18% of the Company's total equity structure on a common share equivalent basis for $10,000,000 in cash (the "Internexus
         Transaction"). Under the terms of the agreement, the 18% ownership interest was non-dilutive until the earlier of September 30, 1997 (including transactions that close before November 1, 1997, which were the subject of serious negotiations on September 30, 1997), or when the Company had closed an additional $10,000,000 of equity financing from certain other third parties. The Internexus Transaction was completed on August 30, 1997. Petrolera subsequently transferred its interest in the Company to Internexus, a company owned by the shareholders of Petrolera.

         As a result of the Company's acquisition of its interest in CVV as described in Note 3, Internexus acquired additional shares of the Company's common stock and Series "A" preferred stock in order to maintain its 18% effective voting control percentage in the Company.

         The Internexus Transaction gave Internexus certain minority rights provisions which were terminated on December 23, 1998 in connection with the sale of the Notes and replaced by the provisions described in
         Note 9.

         In conjunction with the Internexus Transaction, the Company borrowed $2,100,000 on August 4, 1997. The loan bore interest at 10%, was unsecured, and was repaid with accrued interest at the closing of the Internexus Transaction when the outstanding principal and accrued interest were applied towards the purchase price payment in the Internexus Transaction.

13.      OPERATING LEASES

         The Company leases corporate office space and equipment in the United States and at foreign locations under operating leases with terms that range between 3 and 5 years. The Company also is obligated to make annual future minimum lease payments relating to four channels in New Zealand which have been converted to U.S. dollars using the December 31, 1998 exchange rate of $0.53. Future minimum annual lease payments under the Company's operating leases are as follows:

             Year ending December 31:
             1999                                           $  620,058
             2000                                              597,171
             2001                                              602,934
             2002                                              611,263
             2003                                              202,788
             2004 and thereafter                                17,100
                                                       ---------------
             Total future lease payments                    $2,371,064
                                                       ===============

         Total rent expense under the operating leases in 1998 and 1997 was $363,618 and $9,209, respectively. In 1996, the Company shared office space with TTI and paid a nominal fee. Total leased license expense was $708,912 (including the recorded impairment loss of $545,055 discussed in Note 2), $116,161 for 1998 and 1997, respectively, There was no leased license expense in 1996.

14.      COMMITMENTS AND CONTINGENCIES

         Litigation - In September 1998, the Company filed two arbitration proceedings against Donald Williams, a former director and officer of the Company. The first proceeding relates to a claim for indemnification and breach of the representations and warranties made by Mr. Williams and other parties pursuant to the Company's acquisition of an interest in certain Venezuelan corporations that hold and have the right to operate 1 GHz frequency in the 28 GHz range in Venezuela. The other arbitration proceeding requests a declaratory judgment that the Company's termination of Mr. Williams as an employee in August 1998 was for "cause." Both arbitrations have been stayed pending the outcome of settlement negotiations between the parties. On April 9, 1999, the Company was named as a defendant in an action by a group of United States investors who believe they have claims against Mr. Williams with respect to an investment made in those Venezuelan entities (or certain entities that previously held or had the right to operate those same network rights). The plaintiffs have asserted that they have claims against the Company as a result of the Company's investment in the Venezuelan. The Company believes the claims of the plaintiffs regarding the Company are without merit. In addition, the sellers from whom the Company acquired its interests in the Venezuelan entities agreed to indemnify the Company for breaches of any representations they made regarding the status of those entities, their liabilities and assets. The sellers did not note the potential claim of the United States investors on the disclosure schedules for investment.

         The Company is also involved in, and pursues, routine legal actions relating to its business operations, including customer collection activities.

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

         Effective August 20, 1998, the Company and FondElec entered into a non-exclusive agreement under which FondElec agreed to provide advisory services to the Company relating to the acquisition of controlling interests in companies engaged in telecommunication services in Latin America, with particular emphasis on investments in Mexico, Guatemala, El Salvador, Argentina and Brazil. The agreement requires FondElec to provide standard investment advisory services, but neither FondElec nor any of its principals is required to take part in any solicitation of investors or otherwise participate in the marketing of any of the Company's securities. The term of the agreement is one year. The fee under the agreement is the lesser of 3% of any equity raised after August 20, 1998 (up to a maximum of $750,000), however, there is no fee due if the Company does not raise any additional equity by August 20, 1999.

         None of the above agreements is with a foreign government nor foreign government employees. The agreements are with foreign corporations or individuals.

15.      GEOGRAPHICAL REPORTING

         As of December 31, 1998, the Company conducted active business operations outside the United States in El Salvador and Venezuela. The following is a summary extract of the Company's foreign operations in El Salvador and Venezuela and identifiable assets in New Zealand, and Costa Rica for fiscal year 1998:

                                        Sales to
                                      Unaffiliated                               Identifiable
                                        Customers            Net Loss               Assets
                                   ----------------    -----------------     -----------------
                  United States    $              -    $      (5,669,828)    $      13,327,377
                  El Salvador             2,606,199             (769,077)           19,395,740
                  Venezuela                 507,283           (2,369,186)           10,608,892
                  Guatemala                       -             (356,314)            1,010,868
                  New Zealand                     -             (835,061)              241,944
                  Costa Rica                      -             (231,330)              692,854
                  Eliminations                    -                     -          (2,804,631)
                                      --------------      ----------------      ---------------
                  Total            $      3,113,482    $     (10,230,796)    $      42,473,044
                                      ==============      ================      ===============

         As of December 31, 1997, the Company conducted active business operations outside the United States in Venezuela. The following is a summary extract of the Company's foreign operations in Venezuela and identifiable assets in New Zealand and Costa Rica for fiscal year 1997:

                                        Sales to
                                      Unaffiliated                               Identifiable
                                        Customers            Net Loss               Assets
                                      -------------       ---------------       --------------
                  United States    $              -    $      (3,675,494)    $       6,403,903
                  Venezuela                  40,186             (645,507)            9,585,670
                  New Zealand                     -             (273,293)              994,149
                  Costa Rica                      -                -                   750,000
                  Eliminations                    -                -                  (244,616)
                                      --------------      ----------------      ---------------
                  Total            $         40,186    $      (4,594,294)    $      17,489,106
                                      ==============      ================      ===============

16.      SUBSEQUENT EVENTS

         Guatemala Transaction - In February 1999, the Company entered into an agreement to acquire 60% of a Guatemalan holding company that owns companies which provide Internet and multi-channel television services to over 12,400 subscribers in Guatemala and initiated local and long distance telephony services in February 1999. The agreement is subject to the seller's meeting certain conditions prior to closing the transaction.

         The purchase price for the Company's 60% interest of the Guatemalan holding company will be $7.5 million, consisting of $2.0 million in cash and promissory notes due through the second anniversary of the closing, common shares of the Company having a value (based on a per common share price of $8.70) of $2.5 million, and $3.0 million in "capital notes" due through the fifth anniversary of the closing. Payments by the Company under the capital notes will be used by the sellers to fund their continuing 40% share of any additional equity capital required by the Guatamalan holding company to meet its working capital, expansion and operating requirements. The purchase price is subject to adjustment under certain conditions.

         El Salvador Note Payable Payment - In February 1999, the first note payable payment of approximately $5.2 million was due to Star. Chispa is in the process of refinancing this payment and the May 17, 1999 payment with a third party bank. In order to allow Chispa to make the February 17, 1999 payment and continue to pursue the refinancing opportunity, FondElec loaned Chispa the funds required to make the February 17, 1999 payment. The loan was in the form of a 90-day promissory note bearing interest at 12.0% (see Note 1).

         GBM Agreement - In March 1999, the Company had reached an arrangement with GBM Corporation, an IBM alliance company, who is the exclusive provider of IBM computer hardware and software in El Salvador ("GBM"), to provide data transmission services to GBM's 120 business customers, which cumulatively have over 20,000 separate connections. Under the terms of the arrangement, GBM will act as a reseller of the Company's services and will be entitled to a fixed percentage of the revenues generated by each of its customers. Also, GBM will have exclusivity to market the Company's services to a pre-agreed number of potential business clients for a period of six months.



PART 3.

INDEX TO EXHIBITS

Exhibit No.
                                                        Exhibit                                               Page
3.1          Articles of Incorporation                                                                         *
3.2          Bylaws                                                                                            *
3.3          Amended and Restated Articles of Incorporation                                                  98-107
4.1          Statement of Rights and Preferences for the Series A Preferred Stock                              *
4.2          Statement of Rights and Preferences for the Series B Preferred Stock                              *
10.1         Agreement and Plan of Reorganization                                                              *
10.2         Escrow Agreement between Fidelity Transfer Company, TTI and the Company                           *
10.3         Commitment Agreement between the Company and TTI                                                  *
10.4         Letter of Understanding with Decathlon                                                            *
10.5         Merger Agreement between the Company and Telecom Investment Corporation                           *
10.6         Services Agreement between Bridgeport Financial, Inc. and the Company                             *
10.7         Option and Stock Purchase Agreement between the Company, Caracas Viva Vision, S.A. and its        *
                   Shareholders
10.8         July 24, 1997 Amendment to Option and Stock Purchase Agreement                                    *
10.9         August 13, 1997 Amendment to Option and Stock Purchase Agreement                                  *
10.10        Shareholders Agreement between Petrolera Argentina San Jorge, S.A. and the Company                *
10.11        Stock Purchase Agreement between FondElec Essential Services Growth Fund, L.P., Pegasus           *
                   Fund, L.P. and the Company
10.12        Securities Purchase Agreement dated December 23, 1998 among the Company, Internexus, S.A.     108-143
                   and FondElec Essential Services Growth Fund, L.P.
10.13        Form of Promissory Note issued in connection with the Securities Purchase Agreement dated     144-162
                   December 23, 1998
12.1         Computation of Earnings Per Share                                                             163-165
21.1         Subsidiaries of the Registrant                                                                    166
27.1         Financial Data Schedule                                                                           167


*        This document was previously filed with the Commission and is incorporated in this report by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONVERGENCE COMMUNICATIONS, INC.

April 14, 1999                 /S/ Lance D'Ambrosio
----------------------         -------------------------------------------------
Date                           Lance D'Ambrosio
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


                               CONVERGENCE COMMUNICATIONS, INC.

April 14, 1999                 /S/ Jerry Slovinski
----------------------         -------------------------------------------------
Date                           Jerry Slovinski
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

DIRECTORS

April 14, 1999                 /S/ Lance D'Ambrosio
----------------------         -------------------------------------------------
Date                           Lance D'Ambrosio


April 14, 1999                 /S/ Troy D'Ambrosio
----------------------         -------------------------------------------------
Date                           Troy D'Ambrosio


April 14, 1999                 /S/ Jorge Fucaraccio
----------------------         -------------------------------------------------
Date                           Jorge Fucaraccio


April 14, 1999                 /S/ Peter Schiller
----------------------         -------------------------------------------------
Date                           Peter Schiller


April 14, 1999                 /S/ Gorge Sorenson
----------------------         -------------------------------------------------
Date                           George Sorenson


April 14, 1999                 /S/ Gaston Acosta-Rua
----------------------         -------------------------------------------------
Date                           Gaston Acosta-Rua


                                  EXHIBIT INDEX

Exhibit
No.                                Exhibit                                  Page
3.3          Amended and Restated Articles of Incorporation               ______

10.12        Securities Purchase  Agreement dated December 23, 1998       ______
                   among the Company,  Internexus,  S.A and FondElec
                   Essential Services Growth Fund, L.P.

10.13        Form of Promissory  Note issued in connection with the       ______
                   Securities   Purchase  Agreement  dated  December
                   23,1998

12.1         Computation of Earnings Per Share                             _____

21.1         Subsidiaries of the Registrant                                _____

27.1         Financial Data Schedule                                       _____