Form 10QSB
period 1999-03-31
CONVERGENCE COMMUNICATIONS INC
filed 1999-05-24
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No


As of May 21, 1999, 11,738,277 shares of registrant's Common Stock, par value $.01 per share and 101,379 shares of the registrant's Series B Preferred Stock, par value $.01 per share, were outstanding.



PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements have been prepared by Convergence Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,           December 31,
                                                                                    1999                 1998
                                                                                ------------         -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $  4,233,153         $  4,315,281
    Accounts receivable - net                                                        551,196              432,868
    Note proceeds due from affiliate                                                       -            5,000,000
    Inventory                                                                        136,918              205,408
    Prepaid license fees                                                              33,227               57,359
    Other current assets                                                             320,714              115,801
                                                                                -------------        -------------
                    Total current assets                                           5,275,208           10,126,717
INVESTMENT IN CENTURION                                                              845,955              845,955
PROPERTY AND EQUIPMENT - net                                                      11,733,310            8,524,521
INTANGIBLE ASSETS - net                                                           21,294,995           22,650,040
OTHER ASSETS                                                                         368,084              325,811
                                                                                -------------        -------------
TOTAL ASSETS                                                                    $ 39,517,552         $ 42,473,044
                                                                                =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                               $    155,568         $  8,676,722
    Accounts payable and accrued liabilities                                       4,514,695            3,976,651
    Foreign bank lines of credit outstanding                                               -               27,281
    Accrued consulting fees (payable to related parties)                             401,166              340,629
    Due to affiliates                                                                802,589            1,074,855
                                                                                -------------        -------------
                    Total current liabilities                                      5,874,018           14,096,138
LONG-TERM LIABILITIES:
    Long-term debt (payable to related parties)                                    5,928,315            1,224,504
    Subordinated exchangeable promissory notes (payable to related parties)       10,000,000           10,000,000
    Notes payable                                                                  7,563,314            3,987,268
    Accrued foreign severance                                                        155,416              135,091
                                                                                -------------        -------------
                    Total long-term liabilities                                   23,647,045           15,346,863
MINORITY INTEREST IN SUBSIDIARIES                                                  2,190,257            2,345,517
                                                                                -------------        -------------
                    Total liabilities                                             31,711,320           31,788,518
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY  *:
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
        101,374 shares issued and outstanding in 1999 and 1998.                          101                  101
    Common stock; $0.001 par value; 100,000,000 shares authorized:
        11,738,277 shares issued and outstanding in 1999 and 1998.                    11,738               11,738
    Additional paid-in capital                                                    26,550,990           26,179,739
    Accumulated deficit                                                          (18,727,535)         (15,486,537)
    Accumulated other comprehensive loss                                             (29,062)             (20,515)
                                                                                -------------        -------------
                    Total stockholders' equity                                     7,806,232           10,684,526
                                                                                -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 39,517,552         $ 42,473,044
                                                                                =============        =============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------

                                                                    Three Months       Three Months     Three Months
                                                                       Ended             Ended             Ended
                                                                      March 31,         March 31,        March 31,
                                                                        1999              1998              1997
                                                                    --------------    -------------    -------------
NET REVENUES                                                        $   2,042,488         $ 28,336     $          -
COST OF SERVICE                                                           980,352           91,800                -
                                                                    --------------    -------------    -------------
GROSS MARGIN                                                            1,062,136          (63,464)               -
OPERATING EXPENSES:
     Professional fees                                                    600,474          327,070           66,158
     Depreciation and amortization                                      1,205,871          428,897           19,550
     Leased license expense                                                24,194           41,697            7,942
     General and administrative                                         1,891,004          573,151           78,941
     Stock-based compensation expense                                     317,005                -                -
                                                                    --------------    -------------    -------------
                     Total                                              4,038,548        1,370,815          172,591
                                                                    --------------    -------------    -------------
OPERATING LOSS                                                         (2,976,412)      (1,434,279)        (172,591)
OTHER INCOME AND (EXPENSES):
     Interest income                                                       60,260           86,321                -
     Interest expense                                                    (645,332)         (32,272)         (25,672)
                                                                    --------------    ------------     -------------
                     Total                                               (585,072)          54,049          (25,672)
                                                                    --------------    -------------    -------------
NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST                       (3,561,484)      (1,380,230)        (198,263)
INCOME TAX                                                                 34,774                -                -
                                                                    --------------    -------------    -------------
NET LOSS BEFORE MINORITY INTEREST                                      (3,596,258)      (1,380,230)        (198,263)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 355,260            4,096            2,271
                                                                    --------------    -------------    -------------
NET LOSS                                                            $  (3,240,998)    $ (1,376,134)    $   (195,992)
                                                                    ==============    =============    =============

Net loss per basic common share*                                    $       (0.27)    $      (0.13)    $      (0.04)
                                                                    ==============    =============    =============
Net loss per diluted common share*                                  $       (0.27)    $      (0.13)    $      (0.04)
                                                                    ==============    =============    =============

Weighted-average common shares*
     Basic                                                             11,839,656       10,813,180        4,989,757
                                                                    ==============    =============    =============
     Diluted                                                           12,745,544       11,545,695        5,240,091
                                                                    ==============    =============    =============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998 and the adoption of Statements of Financial Accounting Standards (SFAS)
     No. 128, "Earnings Per Share," effective December 31, 1997.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Series "A" Preferred Stock      Series "B" Preferred Stock
                                                                       --------------------------      --------------------------
                                                            Total         Shares*        Amount           Shares*        Amount
                                                        ------------    -----------    -----------      -----------    -----------
BALANCE, DECEMBER 31, 1996                              $  (661,018)

Reverse acquisition of TIC:
    Exchange of TIC common shares for CCI
    Series "A" Preferred shares                              14,571        685,063     $      685

    Addition of CCI common stock                             86,990

Exchange of CVV common stock for CCI common
    shares and Series "B" Preferred shares                7,096,500                                        101,374     $      101

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                        10,000,000        150,380            150

Issuance of warrants below fair value                       657,143

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                           300,000          4,083              4

Issuance of options for common shares and
    Series "A" Preferred shares below fair value          1,479,074

Net loss for the year ended December 31, 1997            (4,594,294)
                                                        ------------    -----------    -----------      -----------    -----------

BALANCE, DECEMBER 31, 1997                               14,378,966        839,526            839          101,374            101

Comprehensive loss:
    Net loss for the year ended December 31, 1998       (10,230,796)
    Other comprehensive loss consisting of
      foreign currency translation adjustment               (20,515)
                                                        ------------    -----------    -----------      -----------    -----------

      Total comprehensive loss                          (10,251,311)             -              -            -                  -

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                         4,956,626         91,180             91

Conversion of Series "A" Preferred shares into
    common shares                                                 -       (930,706)          (930)

Exchange of Telecom common stock for CCI
    common shares                                           600,000

Issuance of options for common shares
    below fair value                                      1,000,245
                                                        ------------    -----------    -----------      -----------    -----------

BALANCE, DECEMBER 31, 1998                               10,684,526              -              -          101,374            101

Comprehensive loss:
    Net loss for the three months ended March 31, 1999   (3,240,998)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                (8,547)
                                                        ------------    -----------    -----------      -----------    -----------

      Total comprehensive loss                           (3,249,545)             -              -                -              -

Stock-based compensation expense activity                   317,005

Interest expense from issuance of warrants                   54,246
                                                        ------------    -----------    -----------      -----------    -----------

BALANCE, MARCH 31, 1999                                 $ 7,806,232              -     $       -           101,374     $      101
                                                        ============    ==========     ===========      ===========    ===========

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
        -CONTINUED-
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock            Additional                     Accumulated
                                                           -------------------------      Paid-in       Accumulated    Other Compre-
                                                             Shares*        Amount         Capital         Deficit      hensive Loss
                                                           -----------   -----------    ------------    -------------  ------------
BALANCE, DECEMBER 31, 1996                                    428,571    $      429                    $ (661,447)

Reverse acquisition of TIC:
    Exchange of TIC common shares for CCI
    Series "A" Preferred shares                              (428,571)         (429)    $    14,315

    Addition of CCI common stock                            1,041,494         1,041          85,949

Exchange of CVV common stock for CCI common
    shares and Series "B" Preferred shares                    450,563           451       7,095,948

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                             228,658           229       9,999,621

Issuance of warrants below fair value                                                       657,143

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                              24,284            24         299,972

Issuance of options for common shares and
    Series "A" Preferred shares below fair value                                          1,479,074

Net loss for the year ended December 31, 1997                                                             (4,594,294)
                                                           -----------   -----------    ------------    -------------   ------------
BALANCE, DECEMBER 31, 1997                                  1,744,999         1,745      19,632,022       (5,255,741)

Comprehensive loss:
    Net loss for the year ended December 31, 1998                                                        (10,230,796)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                           $   (20,515)
                                                           -----------   -----------    ------------    -------------   ------------
      Total comprehensive loss                                      -             -               -      (10,230,796)       (20,515)

Issuance of CCI common stock and Series
    "A" Preferred shares for cash                             600,504           600       4,955,935

Conversion of Series "A" Preferred shares into
    common shares                                           9,307,060         9,307          (8,377)

Exchange of Telecom common stock for CCI
    common shares                                              85,714            86         599,914

Issuance of options for common shares
    below fair value                                                                      1,000,245
                                                           -----------   -----------    ------------    -------------   ------------
BALANCE, DECEMBER 31, 1998                                 11,738,277        11,738      26,179,739      (15,486,537)       (20,515)

Comprehensive loss:
    Net loss for the three months ended March 31, 1999                                                    (3,240,998)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                                (8,547)
                                                           -----------   -----------    ------------    -------------   ------------
      Total comprehensive loss                                      -             -               -       (3,240,998)        (8,547)

Stock-based compensation expense activity                                                   317,005

Interest expense from issuance of warrants                                                   54,246
                                                           -----------   -----------    ------------    -------------   ------------
BALANCE, MARCH 31, 1999                                    11,738,277    $   11,738     $26,550,990     $(18,727,535)   $   (29,062)
                                                           ===========   ===========    ============    =============   ============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months        Three Months        Three Months
                                                                                Ended               Ended               Ended
                                                                               March 31,           March 31,           March 31,
                                                                                1999                1998                1997
                                                                            ---------------     --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $   (3,240,998)     $  (1,376,134)      $     (195,992)
     Adjustments to reconcile net loss to net cash used in
        development activities:
            Depreciation and amortization                                        1,205,871            428,897               19,550
            Minority interest in loss of subsidiaries                             (155,260)            (4,096)              (2,271)
            Stock-based compensation expense                                       317,005                  -                    -
            Amortization of discount on notes payable                              235,758                  -                    -
            Imputed interest expense for warrants                                   54,246                  -                    -
            Change in assets and liabilities:
               Accounts receivable - net                                          (118,328)           (10,257)                   -
               Due from affiliates                                                       -              1,359                    -
               Inventory                                                            68,490             (3,704)                   -
               Prepaid license fees                                                 24,132            (29,271)              12,203
               Other current assets                                               (204,913)            (3,076)                   -
               Other assets                                                        (42,273)             3,072              574,103
               Accounts payable and accrued liabilities                            350,634            (13,433)            (122,105)
               Accrued consulting fees                                              60,537                  -                    -
               Due to affiliates                                                  (272,266)            41,604              100,000
               Accrued foreign severance                                            20,325                  -                    -
                                                                            ---------------     --------------      ---------------
                      Net cash provided by (used in) operating activities       (1,697,040)          (965,039)             385,488
                                                                            ---------------     --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Centurion                                                             -                  -             (617,076)
     Reverse acquisition of WCCI                                                         -                  -               56,582
     Purchases of equipment                                                     (3,506,368)          (271,169)                   -
                                                                            ---------------     --------------      ---------------
                      Net cash used in investing activities                     (3,506,368)          (271,169)            (560,494)
                                                                            ---------------     --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                              -          3,161,661                    -
     Proceeds from issuance of Series A preferred stock                                  -          1,794,965                    -
     Increase in minority interest from issuance of subsidiary common stock        200,000                  -                    -
     Proceeds from related party note                                            5,000,000                  -                    -
     Proceeds from related party borrowings                                      4,703,811             22,451               20,566
     Payments on related parties borrowings                                              -                  -             (175,319)
     Proceeds from promissory notes                                                      -                  -              530,838
     Payments on promissory notes                                               (4,783,029)                 -                    -
                                                                            ---------------     --------------      ---------------
                      Net cash provided by financing activities                  5,120,782          4,979,077              376,085
                                                                            ---------------     --------------      ---------------

EFFECT OF EXCHANGE RATES ON CASH                                                       498                  -                    -
                                                                            ---------------     --------------      ---------------
NET INCREASE (DECREASE) IN CASH                                                    (82,128)         3,742,869              201,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,315,281          6,171,515                8,902
                                                                            ---------------     --------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    4,233,153      $   9,914,384       $      209,981
                                                                            ===============     ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                               $        4,388      $           -       $            -
                                                                            ===============     ==============      ===============
     Cash paid during the period for income tax                             $       27,196      $           -       $            -
                                                                            ===============     ==============      ===============

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999
(Unaudited)

 1.      Presentation

         The consolidated financial statements include the accounts of the Company's subsidiaries, including (i) a 44.03% interest in Chispa Dos, Inc. ("Chispa") which is a holding company for three subsidiaries that provide multi-channel television and Internet services in El Salvador (the "El Salvador Entities"); (ii) a 100% interest in Interamerican Telecom, Inc., the parent company of Interamerican Net de Venezuela, S.A. ("Inter@net"), which is providing Internet services in Venezuela; (iii) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela, (iv) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights in four multi-channel, multi-point distribution service ("MMDS") channels, (iii) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which holds LMDS license rights in Guatemala, (iv) a 100% interest in Sociedad Television Interactiva, S.A.
("TISA"), a corporation that intends to operate a wireless telecommunications system in Costa Rica, (v) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which will act as the operating company for an LMDS system in Panama, (vi) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, and (vii) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels and a leased transmitter in Park City, Utah. All significant intercompany accounts and transactions have been eliminated in consolidation. All capitalized terms not defined in this report have the meanings given them in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         A.    MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

         For the three months ended March 31, 1999, the Company had revenues of $2,042,488 as compared to $28,336 for the same period in 1998, for an increase of $2,014,152. The increase is primarily related to the revenues from the El Salvador Entities and Inter@net operations which were acquired in the third quarter of 1998.

         The cost of service increased $888,552, from $91,800 for the three months ended March 31, 1998 to $980,352 in 1999. The increase is primarily related to the additional revenues earned in 1999. The Company's gross margin was $1,062,136 for the three months ended March 31, 1999, compared to ($63,464) for the same period in 1998.

         Operating expenses for the three months ended March 31, 1999 were $4,038,548 compared to $1,370,815 for 1998, for an increase of $2,667,733. This increase was primarily due to an increase in general and administrative and professional fees related to the Company's acquisitions and addition of new employees, the additional depreciation and amortization from the Company's acquired operations and the recognition of stock-based compensation expense for anticipated options with exercise prices below fair market value. The Company's operating loss was $2,976,412 for the three months ended March 31, 1999, compared to $1,434,279 for the three months ended March 31, 1998.

         Interest income for the three months ended March 31, 1999 was $60,260, compared to $86,321 in 1998. Interest expense increased $613,060 from $32,272 for the three months ended March 31, 1998 to $645,332 for the three months ended March 31, 1999. The increase was due primarily to the interest expense from the debt used to acquire the El Salvador Entities ("Chispa Acquisition Debt"), the accrual of interest expense on the subordinated exchangeable promissory notes issued in December 1998 (the "December 1998 Notes"), and the recording of imputed interest expense for warrants issued in conjunction with the December 1998 Notes.

         Income tax expense was $34,773 for the three months ended March 31, 1999 which was related to the El Salvador Entities. There was no income tax expense in 1998. Minority interest in loss of subsidiaries was $355,260 for the three months ended March 31, 1999, compared to $4,096 for the three months ended March 31, 1998 for an increase of $351,164. The increase was primarily due to the recording of the minority interest for the El Salvador Entities.

         As a result of the foregoing, the Company's net loss for the three months ended March 31, 1999 was $3,240,998, compared to $1,376,134 for 1998, for an increase of $1,864,864.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

         For the three months ended March 31, 1998, the Company had revenues of $28,336 from the multi-channel video services provided in Caracas, Venezuela by CVV, which manages the Venezuelan network. Prior to August 17, 1997, the Company did not have revenues. The cost of service for CVV's revenues was $91,800 for the three months ended March 31, 1998.

         Operating expenses for the three months ended March 31, 1998 were $1,370,815 compared to $172,591 for 1997, for an increase of $1,198,224. This increase was primarily due to an increase in general and administrative and professional fees related to the development of the Company's Venezuelan network rights and search for potential acquisition candidates, and the depreciation, amortization and lease expense from the Company's New Zealand assets and Venezuelan assets. The Company's operating loss was $1,434,279 for the three months ended March 31, 1998, compared to $172,591 for the three months ended March 31, 1997.

         Interest income for the three months ended March 31, 1998 was $86,321. The Company had no interest income during 1997. Interest expense increased $6,600, from $25,672 for the three months ended March 31, 1997 to $32,272 for the three months ended March 31, 1998. The increase in interest expense was primarily attributable to an increase in the principal amount of debt due to affiliates.

         Minority interest in loss of subsidiaries was $4,096 for the three months ended March 31, 1998 compared to $2,271 for 1997. This loss related to the Company's New Zealand subsidiary, AITS.

         As a result of the foregoing, the Company's net loss for the three months ended March 31, 1998 was $1,376,134, compared to $195,992 for 1997, for an increase of $1,180,142.

         B.    LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund the Company's investments in, and acquisition of, start-up network operations, to provide working capital, and for general corporate purposes, including the expenses incurred in seeking and evaluating new business opportunities. The Company's foreign subsidiary interests have been financed by the Company through a combination of equity investments and shareholder loans from the Company.

         As of March 31, 1999, the Company had current assets of $5,275,208, compared to $10,126,717 as of December 31, 1998, for a decrease of $4,851,509. The decrease in current assets was primarily due to a decrease in inventory and note proceeds due from affiliate. The note proceeds due from affiliate was received in the form of cash in the first week of January 1999 and then cash totaling $5,082,128 was used to make capital expenditures, pay accounts payable and pay corporate expenses associated with the development of the Company's telecommunications operations during the three months ended March 31, 1999.

         The Company had current liabilities of $5,874,018 as of March 31, 1999, compared to $14,096,138 as of December 31, 1998, for a decrease of $8,222,120. The decrease in current liabilities was due to the refinancing of all of the short-term Chispa Acquisition Debt (see Item 5), the payment of the outstanding foreign bank lines of credit and the payment of amounts due to affiliates. The decrease was partially offset by an increase in accounts payable for equipment purchases and operating expenses, an increase in accrued liabilities for accrued interest on the December 1998 Notes, and an increase in related party accrued consulting. Long term debt increased $8,300,182, from $15,346,863 at December 31, 1998 to $23,647,045 at March 31, 1999. The increase was due primarily to the refinancing of the Chispa Acquisition Debt through FondElec Essential Services Growth Fund, L.P., a shareholder in the Company and Chispa ("FondElec").

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At March 31, 1999, the Company had cash and cash equivalents of $4.2 million. The cash flow generated by the Company's operations and projected network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and start-up costs.

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

         The Company currently estimates that it will require between $20 and $25 million to build out and launch its operations in accordance with its business plans during the rest of 1999. The Company has the ability to moderate its capital spending and losses by varying the number and extent of its market build out activities and the services it offers in its various markets. If the Company elects to slow the speed (or narrow the focus) of its business plan, the Company will be able to reduce its capital requirements and losses. The actual costs of building out and launching the Company's markets would depend on a number of factors, however, including the Company's ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of the services that the Company may offer, regulatory changes, the stage of development of the Company's markets, and changes in technology. In addition, actual costs and revenues could vary from the amounts the Company expects or budgets, possibly materially, and such variations are likely to affect how much additional financing the Company will need for its operations. Accordingly, there can be no assurance that the Company's actual financial needs will not exceed the anticipated amounts available to it (including from new, third parties).

         To the extent the Company acquires the amounts necessary to fund its business plan through the issuance of equity securities, the then-current shareholders of the Company may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render the Company more vulnerable to competitive and economic downturns. Financing could also be obtained by the Company's subsidiaries or affiliates from third parties, although there can be no assurance the Company's subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to the Company.

         The Company has taken several actions which it believes will improve its short-term and ongoing liquidity and cash flow:

         * The Company has entered into an agreement with a New York based investment bank for the purpose of securing third party equity and debt for its activities, and management believes that this funding can be obtained under satisfactory terms. While there can be no assurance that the Company will secure such financing, management believes that this is achievable prior to June 30, 1999.

         * Management is undertaking actions intended to conserve cash and control costs as it pursues additional financing and capital resources.

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

         The Company has concluded, based on its review of its operations and computer systems, that its significant computer programs and operations will not be materially affected by the year 2000 problem and that the programs that will be affected can be properly modified or replaced by the end of 1999 at an estimated cost of approximately $100,000. Under a reasonably likely worst-case scenario, the Company's computer systems and operations could be materially affected by the year 2000 problem. In addition to its own operations and computer systems, the Company relies on operations and computer systems of third-party customers, financial institutions, vendors and other parties with and through which it conducts business (such as national telephone systems under the Company's interconnect agreements, and the owners of communications backbones utilized by the Company).

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


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 1999, CCI was served with a complaint regarding its investment in Comunicaciones Centurion, S.A. and CVV. The complaint alleges seven causes of action, including violations of federal securities laws, violations of the New Jersey Uniform Fraudulent Transfer Act and New Jersey minority shareholder protection provisions, conversion, unjust enrichment and a claim of respondent superior liability. The complaint seeks damages of approximately $3.2 million. The Company believes the complaint is without merit and intends to defend the lawsuit vigorously.

         In May 1999, CCI was served with a complaint regarding the merger of CCI's wholly-owned subsidiary New WCCI, Inc. with Telecom Investment Corporation and certain actions taken by CCI's officers and directors. The complaint alleges seven causes of action, including violations of the Nevada General Corporation Law, breaches of fiduciary duty, conversion, and negligent misrepresentation. The complaint does not seek damages in any specified amount. The Company believes the complaint is without merit and intends to defend the lawsuit vigorously.

         See also the section entitled "Legal Proceedings" in the Company's report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

                                      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.  OTHER INFORMATION

         Guatemala Transaction - In February 1999, the Company entered into an agreement to acquire 60% of a Guatemalan holding company that owns companies which provide Internet and multi-channel television services to over 12,400 subscribers in Guatemala and initiated telephony services in February 1999. The agreement is subject to the sellers meeting certain conditions prior to closing the transaction.

         The purchase price for the Company's 60% interest of the Guatemalan holding company will be $7.5 million, consisting of $2.0 million in cash and promissory notes due through the second anniversary of the closing, common shares of the Company having a value (based on a per common share price of $8.70) of $2.5 million, and $3.0 million in "capital notes" due through the fifth anniversary of the closing. Payments by the Company under the capital notes will be used by the sellers to fund their continuing 40% share of any additional equity capital required by the Guatemalan holding company to meet its working capital, expansion and operating requirements. The purchase price is subject to adjustment under certain conditions.

         El Salvador Acquisition Note Refinancing - In February 1999, the first note payable payment of approximately $5.2 million was due to the previous owner of the El Salvador Entities. The note payable was reduced by approximately $432,000 for certain purchase price adjustments allowed under the acquisition contract. FondElec loaned the Company the funds to satisfy the payment. The FondElec loan was in the form of a 90-day promissory note bearing interest at 12.0%.

         In May 1999, Chispa obtained a long-term loan from a third party lender of approximately $4.3 million which was used to pay the second note payable payment of approximately $3.5 million. The loan is due in May 2004, bears interest at LIBOR plus 4.75% quarterly and has mandatory annual payments. In conjunction with the loan, the FondElec loan was refinanced under the same terms of the third party loan, except that the FondElec loan was subordinated to the third party lender's position and the due date for the FondElec loan was changed to January 1, 2000 with an annual renewal until the third party lender is repaid.

         GBM Agreement - In March 1999, the Company reached an arrangement with GBM Corporation, an IBM alliance company which is the exclusive provider of IBM computer hardware and software in El Salvador ("GBM"), to provide data transmission services to GBM's 120 business customers, which cumulatively have over 20,000 separate connections. Under the terms of the arrangement, GBM will act as a reseller of the Company's services and will be entitled to a fixed percentage of the revenues generated by each of its customers. Also, GBM will have exclusivity to market the Company's services to a pre-agreed number of potential business clients for a period of six months.

         MetroNet Agreement - In April 1999, the Company entered into an agreement for the acquisition and joint development of fiber optic network capacity in Mexico City, Mexico. When it is closed, the Company will have the irrevocable use of 10% (with an option to use up to a total of 33%) of a 7,000 fiber-kilometer backbone and last-mile ring in Mexico City. In addition, the parties to the agreement agreed to jointly develop additional new fiber optic networks in seven other major Mexican cities and in such other locations in the Republic of Mexico as the parties may agree. The agreement is subject to due diligence. The Company intends to finance the acquisition through a third-party loan.

         Costa Rica Update - In the Company's annual report on Form 10-KSB for the year ended Decemeber 31, 1998, the Company stated its belief that the telecommunications market deregulation in Costa Rica would occur between the second and third quarter of 1999. Based on developments in the market, the Company now estimates that market deregulation in Costa Rica will not occur before the fourth quarter of 1999 at the earliest. The effects of any such deregulation are unknown. The Company's ability to market its LMDS-based telecommunications services in Costa Rica is contingent on such market deregulation.


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



                                       WIRELESS CABLE & COMMUNICATIONS, INC.



Date: May 21, 1999                     BY  /s/ JERRY SLOVINSKI
                                          --------------------------------------
                                          Jerry Slovinski
                                          Chief Financial Officer