Form 10QSB
period 1999-06-30
CONVERGENCE COMMUNICATIONS INC
filed 1999-08-23
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [ X ] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                          Commission file number 21143

                        CONVERGENCE COMMUNICATIONS, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                                87-0545056
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      102 West 500 South, Suite 320
          Salt Lake City, Utah                                       84101
---------------------------------------                             ---------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (801) 328-5618
                            --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 20, 1999, 11,738,277 shares of registrant's Common Stock, par value $.001 per share and 101,379 shares of the registrant's Series B Preferred Stock, par value $.001 per share, were outstanding.


PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The  accompanying   unaudited   consolidated  financial  statements  of
Convergence Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------

                                                                              June 30,          December 31,
                                                                                1999                1998
                                                                           ---------------      --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    1,593,984       $   4,315,281
    Accounts receivable - net                                                     588,881             432,868
    Note proceeds due from affiliate                                                    -           5,000,000
    Inventory                                                                     427,203             205,408
    Prepaid license fees                                                           12,592              57,359
    Other current assets                                                          416,924             115,801
                                                                           ---------------      --------------
                   Total current assets                                         3,039,584          10,126,717
INVESTMENT IN CENTURION                                                           845,955             845,955
PROPERTY AND EQUIPMENT - net                                                   17,028,542           8,524,521
INTANGIBLE ASSETS - net                                                        20,412,424          22,650,040
OTHER ASSETS                                                                      699,904             325,811
                                                                           ---------------      --------------
TOTAL ASSETS                                                               $   42,026,409       $  42,473,044
                                                                           ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                               $    4,104,728       $   3,603,165
    Notes payable                                                                 863,439           8,676,722
    Notes payable (payable to related parties)                                  5,165,925                   -
    Foreign bank lines of credit outstanding                                            -              27,281
    Accrued consulting fees (payable to related parties)                          461,703             340,629
    Due to affiliates                                                             809,214           1,074,855
    Unearned revenue                                                              342,494             373,486
                                                                           ---------------      --------------
                   Total current liabilities                                   11,747,503          14,096,138
LONG-TERM LIABILITIES:
    Long-term debt (payable to related parties)                                 9,650,523           1,224,504
    Subordinated exchangeable promissory notes (payable to related parties)    10,000,000          10,000,000
    Notes payable                                                               4,142,865           3,987,268
    Accrued foreign severance                                                     144,169             135,091
                                                                           ---------------      --------------
                   Total long-term liabilities                                 23,937,557          15,346,863
MINORITY INTEREST IN SUBSIDIARIES                                               1,791,561           2,345,517
                                                                           ---------------      --------------
                   Total liabilities                                           37,476,621          31,788,518
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY  *:
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares issued and outstanding in 1999 and 1998.                        101                 101
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,738,277 shares issued and outstanding in 1999 and 1998.                  11,738              11,738
    Additional paid-in capital                                                 26,917,858          26,179,739
    Accumulated deficit                                                       (22,350,847)        (15,486,537)
    Accumulated other comprehensive loss                                          (29,062)            (20,515)
                                                                           ---------------      --------------
                   Total stockholders' equity                                   4,549,788          10,684,526
                                                                           ---------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   42,026,409       $  42,473,044
                                                                           ===============      ==============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------
                                                                     Six Months       Six Months         Six Months
                                                                       Ended             Ended             Ended
                                                                      June 30,         June 30,           June 30,
                                                                        1999             1998               1997
                                                                   ---------------   --------------    ---------------
NET REVENUES                                                       $    4,144,575    $      44,911     $            -
COST OF SERVICE                                                         1,439,805          197,553                  -
                                                                   ---------------   --------------    ---------------
GROSS MARGIN                                                            2,704,770         (152,642)                 -
OPERATING EXPENSES:
     Professional fees                                                  1,312,603          710,275            137,050
     Depreciation and amortization                                      2,420,985          865,555             48,550
     Leased license expense                                                44,829           83,037             32,486
     General and administrative                                         4,434,130        1,234,474            136,921
     Stock-based compensation expense                                     634,009                -                  -
                                                                   ---------------   --------------    ---------------
                     Total                                              8,846,556        2,893,341            355,007
                                                                   ---------------   --------------    ---------------
OPERATING LOSS                                                         (6,141,786)      (3,045,983)          (355,007)
OTHER INCOME AND (EXPENSES):
     Interest income                                                       79,129          194,155                  -
     Interest expense                                                  (1,520,835)         (57,129)           (69,513)
                                                                   ---------------   --------------    ---------------
                     Total                                             (1,441,706)         137,026            (69,513)
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST                       (7,583,492)      (2,908,957)          (424,520)
INCOME TAX                                                                 34,774                -                  -
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE MINORITY INTEREST                                      (7,618,266)      (2,908,957)          (424,520)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 753,956            8,076              5,428
                                                                   ---------------   --------------    ---------------
NET LOSS                                                           $   (6,864,310)   $  (2,900,881)    $     (419,092)
                                                                   ===============   ==============    ===============

Net loss per basic common share*                                   $        (0.57)   $       (0.25)    $        (0.06)
                                                                   ===============   ==============    ===============
Net loss per diluted common share*                                 $        (0.57)   $       (0.25)    $        (0.06)
                                                                   ===============   ==============    ===============

Weighted-average common shares*
     Basic                                                             12,022,728       11,469,119          6,449,061
                                                                   ===============   ==============    ===============
     Diluted                                                           14,102,389       12,404,978          6,775,459
                                                                   ===============   ==============    ===============

* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------

                                                                    Three Months       Three Months     Three Months
                                                                       Ended             Ended             Ended
                                                                      June 30,          June 30,          June 30,
                                                                        1999             1998               1997
                                                                   ---------------   --------------    ---------------
NET REVENUES                                                       $    2,102,087    $      16,575     $            -
COST OF SERVICE                                                           783,057          105,753                  -
                                                                   ---------------   --------------    ---------------
GROSS MARGIN                                                            1,319,030          (89,178)                 -
OPERATING EXPENSES:
     Professional fees                                                    712,129          383,205             47,694
     Depreciation and amortization                                      1,215,114          436,658             29,000
     Leased license expense                                                20,635           41,340             24,544
     General and administrative                                         2,219,522          661,323             81,178
     Stock-based compensation expense                                     317,004                -                  -
                                                                   ---------------   --------------    ---------------
                     Total                                              4,484,404        1,522,526            182,416
                                                                   ---------------   --------------    ---------------
OPERATING LOSS                                                         (3,165,374)      (1,611,704)          (182,416)
OTHER INCOME AND (EXPENSES):
     Interest income                                                       18,869          107,834                  -
     Interest expense                                                    (875,503)         (24,857)           (43,841)
                                                                   ---------------   --------------    ---------------
                     Total                                               (856,634)          82,977            (43,841)
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST                       (4,022,008)      (1,528,727)          (226,257)
INCOME TAX                                                                      -                -                  -
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE MINORITY INTEREST                                      (4,022,008)      (1,528,727)          (226,257)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 398,696            3,980              3,157
                                                                   ---------------   --------------    ---------------
NET LOSS                                                           $   (3,623,312)   $  (1,524,747)    $     (223,100)
                                                                   ===============   ==============    ===============

Net loss per basic common share*                                   $        (0.30)   $       (0.13)    $        (0.03)
                                                                   ===============   ==============    ===============
Net loss per diluted common share*                                 $        (0.30)   $       (0.13)    $        (0.03)
                                                                   ===============   ==============    ===============

Weighted-average common shares*
     Basic                                                             12,022,728       11,937,014          7,892,329
                                                                   ===============   ==============    ===============
     Diluted                                                           14,120,621       12,979,170          8,293,267
                                                                   ===============   ==============    ===============

* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------

                                                                   Series "A" Preferred Stock    Series "B" Preferred Stock
                                                                   --------------------------    --------------------------
                                                       Total          Shares *       Amount        Shares *        Amount
                                                    -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1996                          $   (661,018)

Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                            14,571        685,063   $        685

   Addition of CCI common stock                           86,990

Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares              7,096,500                                      101,374   $        101

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                      10,000,000        150,380            150

Issuance of warrants below fair value                    657,143

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         300,000          4,083              4

Issuance of options for common shares and
   Series "A" Preferred shares below fair value        1,479,074

Net loss for the year ended December 31, 1997         (4,594,294)
                                                    -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1997                            14,378,966        839,526            839        101,374            101

Comprehensive loss:
   Net loss for the year ended December 31, 1998     (10,230,796)
   Other comprehensive loss consisting of
      foreign currency translation adjustment            (20,515)
                                                    -------------  -------------  -------------  -------------  -------------

      Total comprehensive loss                       (10,251,311)            -               -             -               -

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                       4,956,626         91,180             91

Conversion of Series "A" Preferred shares into
   common shares                                              -        (930,706)          (930)

Exchange of Telecom common stock for CCI
   common shares                                         600,000

Issuance of options for common shares
   below fair value                                    1,000,245
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1998                            10,684,526             -               -        101,374            101

Comprehensive loss:
   Net loss for the six months ended June 30, 1999    (6,864,310)
   Other comprehensive loss consisting of
      foreign currency translation adjustment             (8,547)
                                                    -------------  -------------  -------------  -------------  -------------

      Total comprehensive loss                        (6,872,857)             -              -           -                 -

Stock-based compensation expense activity                634,009

Interest expense from issuance of warrants               104,110
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1999                              $  4,549,788              -   $          -        101,374   $        101
                                                    =============  =============  =============  =============  =============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

-CONTINUED-
----------------------------------------------------------------------------------------------------------------------

                                                           Common Stock             Additional                    Accumulated
                                                    ---------------------------     Paid-in       Accumulated    Other Compre-
                                                       Shares *       Amount        Capital        Deficit      hensive Loss
                                                    -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1996                               428,571   $        429                  $   (661,447)

Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                          (428,571)          (429)  $     14,315

   Addition of CCI common stock                        1,041,494          1,041         85,949

Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares                450,563            451      7,095,948

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         228,658            229      9,999,621

Issuance of warrants below fair value                                                  657,143

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                          24,284             24        299,972

Issuance of options for common shares and
   Series "A" Preferred shares below fair value                                      1,479,074

Net loss for the year ended December 31, 1997                                                      (4,594,294)
                                                    -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1997                             1,744,999          1,745     19,632,022     (5,255,741)

Comprehensive loss:
   Net loss for the year ended December 31, 1998                                                  (10,230,796)
   Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                   $    (20,515)
                                                    -------------  -------------  -------------  -------------  -------------
      Total comprehensive loss                                 -             -               -    (10,230,796)       (20,515)

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         600,504            600      4,955,935

Conversion of Series "A" Preferred shares into
   common shares                                       9,307,060          9,307         (8,377)

Exchange of Telecom common stock for CCI
   common shares                                          85,714             86        599,914

Issuance of options for common shares
   below fair value                                                                  1,000,245
                                                    -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1998                            11,738,277         11,738     26,179,739    (15,486,537)       (20,515)

Comprehensive loss:
   Net loss for the six months ended June 30, 1999                                                 (6,864,310)
   Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                         (8,547)
                                                    -------------  -------------  -------------  -------------  -------------
      Total comprehensive loss                                 -             -               -     (6,864,310)        (8,547)

Stock-based compensation expense activity                                              634,009

Interest expense from issuance of warrants                                             104,110
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 1999                                11,738,277   $    11,738    $ 26,917,858   $(22,350,847)  $    (29,062)
                                                    =============  ============   =============  =============  =============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------

                                                                     Six Months       Six Months       Six Months
                                                                        Ended           Ended             Ended
                                                                      June 30,         June 30,         June 30,
                                                                        1999             1998             1997
                                                                    --------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (6,864,310)   $ (2,900,881)     $   (419,092)
    Adjustments to reconcile net loss to net cash used in
        development activities:
           Depreciation and amortization                                2,420,985         865,555            48,550
           Minority interest in loss of subsidiaries                     (553,956)         (8,076)           (5,428)
           Stock-based compensation expense                               634,009               -                 -
           Amortization of discount on notes payable                      392,350               -                 -
           Imputed interest expense for warrants                          104,110               -                 -
           Change in assets and liabilities:
              Accounts receivable - net                                  (157,388)          9,275                 -
              Due from affiliates                                       5,000,000          (2,121)                -
              Inventory                                                  (222,649)          7,679                 -
              Prepaid license fees                                         44,767         (14,769)           16,940
              Other current assets                                       (301,123)          8,837                 -
              Other assets                                               (374,093)       (139,625)          577,377
              Accounts payable and accrued liabilities                    498,067         435,476          (136,915)
              Accrued consulting fees                                     121,074               -                 -
              Due to affiliates                                          (266,798)        100,666           100,000
              Unearned revenue                                            (30,992)              -                 -
              Accrued foreign severance                                     9,078               -                 -
                                                                     -------------   -------------     -------------
                 Net cash provided by (used in) operating activities      453,131      (1,637,984)          181,432
                                                                     -------------   -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion                                                     -               -          (788,424)
    Reverse acquisition of WCCI                                                 -               -            56,582
    Purchases of property and equipment                                (9,271,736)       (765,748)                -
                                                                     -------------   -------------     -------------
                 Net cash used in investing activities                 (9,271,736)       (765,748)         (731,842)
                                                                     -------------   -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                      -       3,161,661                 -
    Proceeds from issuance of Series A preferred stock                          -       1,794,965                 -
    Increase in minority interest from issuance of
                 subsidiary common stock                                  200,000               -                 -
    Proceeds from related party note                                    9,966,115               -                 -
    Payments on related parties borrowings                                (52,500)         45,603            49,141
    Payments on foreign bank line of credit                               (27,281)              -          (175,319)
    Proceeds from promissory notes                                      4,335,000               -           746,095
    Payments on promissory notes                                       (8,322,361)              -                 -
                                                                     -------------   -------------     -------------
                 Net cash provided by financing activities              6,098,973       5,002,229           619,917
                                                                     -------------   -------------     -------------

EFFECT OF EXCHANGE RATES ON CASH                                           (1,665)              -                 -
                                                                     -------------   -------------     -------------
NET INCREASE (DECREASE) IN CASH                                        (2,721,297)      2,598,497            69,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,315,281       6,171,515             8,902
                                                                     -------------   -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,593,984    $  8,770,012      $     78,409
                                                                     =============   =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                         $      7,100    $          -      $          -
                                                                     =============   =============     =============
    Cash paid during the period for income tax                       $     58,805    $          -      $          -
                                                                     =============   =============     =============

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999
(Unaudited)


1.       Basis of Presentation
         ---------------------
         Convergence Communications, Inc. (the "Company") is a provider of data, video and voice telecommunications service to business and residential customers over metropolitan area networks ("MAN") in Latin American.

         The consolidated financial statements of the Company include the accounts of the Company's subsidiaries, including (i) a 44.03% interest in Chispa Dos, Inc. ("Chispa") which is a holding company for three subsidiaries that provide multi-channel television and Internet services in El Salvador (the "El Salvador Entities"); (ii) a 100% interest in Interamerican Telecom, Inc., the parent company of Interamerican Net de Venezuela, S.A. ("Inter@net"), which is providing Internet services in Venezuela; (iii) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela, (iv) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights in four multi-channel, multi-point distribution service ("MMDS") channels, (v) a 100% interest in Wireless Communications Holding -Guatemala, S.A. ("WCH - Guatemala"), a corporation which holds LMDS license rights in Guatemala, (vi) a 100% interest in Sociedad Television Interactiva, S.A.
("TISA"), a corporation that intends to operate a wireless telecommunications system in Costa Rica, (vii) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which is acting as the operating company for an LMDS system in Panama, (viii) a 95% interest in Convergence Communications de Mexico, S.A. ("CCI Mexico"), which will act as the operating company for a telecommunications system in Mexico and which owns fiber optic network capacity in Mexico City, (ix) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, and (x) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels and a leased transmitter in Park City, Utah. All significant intercompany accounts and transactions have been eliminated in consolidation. All capitalized terms not defined in this report have the meanings given them in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.       Net loss per common share and common share equivalent
         -----------------------------------------------------
         Net loss per common share and common share equivalents is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series "B" preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method.

3.       Use of Estimates in Preparing Financial Statements
         --------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.       Debt Obligations
         ----------------
         El Salvador Acquisition Note Refinancing - In May 1999, Chispa obtained a long-term loan from a third party lender totaling $4,335,000, of which a portion was used to pay the second note payable payment from the El Salvador Entities acquisition of $3,607,134. The loan is due in May 2004, bears interest at LIBOR plus 4.75% quarterly and has mandatory annual payments. In conjunction with the loan, a FondElec Essential Services Growth Fund LP ("FondElec") loan in the amount of $4,769,497 was refinanced under the same terms of the third party loan, except that the FondElec loan was subordinated to the third party lender's position and the due date for the FondElec loan was changed to January 1, 2000, with an annual renewal until the third party lender is repaid.

         Under the terms of the loans, the Company is required to refrain from engaging in certain types of business activities (including sales of its assets, mergers or other fundamental corporate transactions) without the consent of the lenders. The loans are secured by the assets and capital stock of Cablevisa, S.A. de C.V. and Multicable, S.A. de C. V., which are the two companies providing multi-channel television service to subscribers in El Salvador.

         FondElec is a shareholder of the Company, and, pursuant to agreements among the Company and certain of its shareholders, two of FondElec's designees currently sit on the Company's Board of Directors.

         MetroNet Transaction Loan - The Company financed the purchase of the MetroNet acquired network capacity agreement (see Item 5 below) through a $2,615,925 loan from FondElec and a $2,550,000 loan from Internexus, S.A. ("Internexus"). The loans are evidenced by senior promissory notes which bear interest at 10% per annum, and are due (together with unpaid interest) on the earlier of January 3, 2000 or the receipt by the Company of proceeds from any equity or debt financing. FondElec and Internexus will also receive warrants to acquire shares of the Company's common stock while the notes are outstanding and a premium based on the actual repayment date of the notes. The premium will be an amount equal to 3.08% of the original principal amount if the loans are repaid on or before August 1, 1999, 9.18% of the original principal amount if they are repaid between August 2, 1999 and September 20, 1999, 15.35% of the original principal amount if they are repaid between September 21, 1999 and November 9, 1999, and 20.46% of the original principal amount if they are repaid between November 10, 1999 and January 3, 2000.

         Under the terms of the loans, the Company is required to refrain from engaging in certain types of business activities (including sales of its assets, mergers or other fundamental corporate transactions) without the consent of both lenders, and, as an accommodation to the lenders, certain of the Company's shareholders (who, in the aggregate, beneficially own approximately 44% of the Company's outstanding shares) delivered share proxies to the lenders. The proxies are not exercisable unless the Company defaults on the loans, and, in the event of any such default, the proxies will be voted jointly by the lenders, in accordance with an agreement to be reached by them.

         Internexus is a shareholder of the Company, and, pursuant to agreements among the Company and certain of its shareholders, two of Internexus' designees currently sit on the Company's Board of Directors.

         FondElec Loan Transaction - On August 6, 1999, the Company borrowed $1 million from FondElec. The loan is subject to the following terms and conditions: (i) all unpaid amounts bear interest at the rate of 13% per annum,
(ii) the note is due in full on November 6, 1999, (iii) if the Company closes a equity or debt financing prior to the maturity date, the Company must prepay the note to the extent the proceeds of the financing are in excess of the amounts necessary to discharge the Company's obligations to FondElec and Internexus, S.A. under the terms of their June 15, 1999 and December 23, 1998 loan agreements with the Company (the "Prior Obligations"), and (iv) the Company's repayment of the loan is subordinated to the discharge of the Prior Obligations. The Company's performance under the loan is guaranteed by Lance D'Ambrosio and Troy D'Ambrosio, officers and directors of the Company. In connection with the loan, FondElec also acquired five year warrants to purchase the Company's common shares at an exercise price, subject to adjustment based on the price for which the Company issues its securities in the future, of $8.70 per share. Under the warrant, FondElec will receive, on a monthly basis, the right to purchase the number of common shares equal to 3.5% of the principal amount of the note then outstanding, divided by $8.70. The warrants are accompanied by demand and "piggy-back" registration rights.

5.       CVV Financial Results
         ---------------------
         The Company owns approximately 78% of the stock of CVV, a Venezuelan corporation that acts as the operating company for a multi-channel television system in Caracas, Venezuela. The Company reports the operating results of CVV on a consolidated basis under appropriate accounting rules. During the four months immediately proceeding April 1999, CVV has generated losses of approximately $25,000 per month. On July 28, 1999 (after repeated requests by the Company for CVV's financial information for the period covered by this report), Donald Williams, the president of CVV, notified the Company that CVV's monthly financial information was current only through April 1999, and declined to release that operating information to the Company. The Company is currently pursuing two arbitration proceedings against Mr. Williams. See the Company's annual report on Form 10-KSB for the period ended December 31, 1998. As a result, the financial information set forth in this report does not include actual operating result information for CVV. The Company has, however, included estimates for CVV's operating results during the period, based on its historical operating results. The Company believes CVV's operations are not material to its consolidated financial operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the six months ended June 30, 1999 and 1998. This information should be read in conjunction with the Company's consolidated financial statements and the notes related thereto appearing elsewhere in the document.

A.       OVERVIEW
         --------
         The Company is a leading provider of data, video and voice telecommunications services to business and residential customers over MANs in Latin America. From its inception, the Company has focused on providing telecommunications services in emerging markets, primarily in Latin America, using a high speed transmission network within and across national borders. The Company intends to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         As part of the Company's business strategy, it expects to continue to expand through additional significant acquisitions and strategic alliances. The Company believes that additional attractive acquisition opportunities currently exist in Latin America and it is continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to the Company's operations and financial condition. Those acquisitions may not be successfully integrated into the Company's business operations or result in projected benefits.

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS
         -----------------------------------------
Six months ended June 30, 1999 compared to the six months ended June 30, 1998:

         For the six months ended June 30, 1999, the Company had revenues of $4,144,575 as compared to $44,911 for the same period in 1998, for an increase of $4,099,664. The increase is primarily related to the revenues from the El Salvador Entities and Inter@net operations which were acquired in the third quarter of 1998.

         The cost of service increased $1,242,252, from $197,553 for the six months ended June 30, 1998, to $1,439,805 in 1999. The increase is primarily related to the additional revenues earned in 1999. The Company's gross margin was $2,704,770 for the six months ended June 30, 1999, compared to ($152,642) for the same period in 1998.

         Operating expenses for the six months ended June 30, 1999 were $8,846,556 compared to $2,893,341 for 1998, for an increase of $5,953,215. This increase was primarily due to an increase in general and administrative and professional fees related to the Company's acquisitions, the addition of new employees, the additional depreciation and amortization from the Company's acquired operations and the recognition of stock-based compensation expense for anticipated options with exercise prices below fair market value. The Company's operating loss was $6,141,786 for the six months ended June 30, 1999, compared to $3,045,983 for the six months ended June 30, 1998.

         Interest income for the six months ended June 30, 1999 was $79,129, compared to $194,155 in 1998. The $115,026 decrease is primarily related to the lower cash balances in 1999. Interest expense increased $1,463,706 from $57,129 for the six months ended June 30, 1998 to $1,520,835 for the six months ended June 30, 1999. The increase was due primarily to the interest expense from the debt used to acquire the El Salvador Entities ("Chispa Acquisition Debt") and the fiber optic network capacity in Mexico City acquired in June 1999 (see the Company's report on Form 8-K dated June 23, 1999 for a more detailed description) ("MetroNet Transaction"), the accrual of interest expense for the subordinated exchangeable promissory notes the Company issued in December 1998 (the "December 1998 Notes") and the recording of imputed interest expense for warrants issued in conjunction with the December 1998 Notes.

         Income tax expense was $34,773 for the six months ended June 30, 1999 which was related to the El Salvador Entities. There was no income tax expense in 1998. Minority interest in loss of subsidiaries was $753,956 for the six months ended June 30, 1999, compared to $8,076 for the six months ended June 30, 1998 for an increase of $745,880. The increase was primarily due to the recording of the minority interest for the El Salvador Entities.

         As a result of the foregoing, the Company's net loss for the six months ended June 30, 1999 was $6,864,310, compared to $2,900,881 for 1998, for an increase of $3,963,429.

Six months ended June 30, 1998 compared to the six months ended June 30, 1997:

         For the six months ended June 30, 1998, the Company had revenues of $44,911 from the multi-channel video services provided in Caracas, Venezuela by CVV, which manages the Venezuelan network. Prior to August 17, 1997, the Company did not have revenues. The cost of service for CVV's revenues was $197,553 for the six months ended June 30, 1998.

         Operating expenses for the six months ended June 30, 1998 were $2,893,341 compared to $355,007 for 1997, for an increase of $2,538,334. This increase was primarily due to an increase in general and administrative and professional fees related to the development of the Company's Venezuelan network rights and search for potential acquisition candidates, and the depreciation, amortization and lease expense from the Company's New Zealand assets and Venezuelan assets. The Company's operating loss was $3,045,983 for the six months ended June 30, 1998, compared to $355,007 for the six months ended June 30, 1997.

         Interest income for the six months ended June 30, 1998 was $194,155. The Company had no interest income during 1997. Interest expense decreased $12,384, from $69,513 for the six months ended June 30, 1997 to $57,129 for the six months ended June 30, 1998. The decrease in interest expense was primarily attributable to a decrease in notes payable from promissory notes which were paid in early 1998.

         Minority interest in loss of subsidiaries was $8,076 for the six months ended June 30, 1998 compared to $5,428 for 1997. This loss related to the New Zealand subsidiary, AITS.

         As a result of the foregoing, the Company's net loss for the six months ended June 30, 1998 was $2,900,881, compared to $419,092 for 1997, for an increase of $2,481,789.

C.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         The telecommunications industry is capital intensive. In order for the Company to successfully compete, it will require substantial capital to continue to develop its networks and meet the funding requirements of its operations (including losses from operations), as well as to provide capital for its acquisitions and business development initiatives. The Company expects that it will spend over $100 million over the next two years to meet its capital requirements as it implements its business plan.

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

         As of June 30, 1999, the Company had current assets of $3,039,584, compared to $10,126,717 as of December 31, 1998, for a decrease of $7,087,133. The decrease in current assets was primarily due to a decrease in note proceeds due from affiliate and a decrease in cash. The note proceeds due from affiliate was received in the form of cash in the first week of January 1999 and then cash totaling $7,721,297 was used to purchase capital expenditures and inventory, pay accounts payable and pay corporate expenses associated with the development of the Company's telecommunications operations during the six months ended June 30, 1999.

         The Company had current liabilities of $11,747,503 as of June 30, 1999, compared to $14,096,138 as of December 31, 1998, for a decrease of $2,348,635. The decrease in current liabilities was due to the refinancing of all of the short-term acquisition debt from the acquisition of the El Salvador Entities (see Item 5), the payment of the outstanding foreign bank lines of credit and the payment of amounts due to affiliates. The decrease was partially offset by an increase in accounts payable for equipment purchases and operating expenses, an increase in accrued liabilities for accrued interest on the December 1998 Notes, an increase in related party accrued consulting and an increase in related party notes payable in conjunction with the MetroNet Transaction (see
Item 5). Long term debt increased $8,590,694, from $15,346,863 at December 31, 1998 to $23,937,557 at June 30, 1999. The increase was due primarily to the refinancing of the Chispa Acquisition Debt through FondElec Essential Services Growth Fund, L.P., a shareholder in the Company and Chispa ("FondElec") and a third party commercial lender.

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At June 30, 1999, the Company had cash and cash equivalents of $1,593,984. The cash flow generated by the Company's operations and projected network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and capital expenditures. The Company also expects acquisitions will constitute a major part of its business strategy, so it is likely the Company will seek additional financing in the future for these purposes.

         The Company's ability to provide the services contemplated by its business plan will be dependent upon the Company obtaining substantial additional sources of funds. While the Company believes that it may be able to obtain financing through additional equity or debt financing or otherwise, no assurances can be given that any such financing will be available, or that the Company will be able to obtain any such financing on favorable terms. Also, the actual amount and timing of the Company's future capital requirements may differ materially from its current estimates. In particular, the accuracy of the Company's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by its ability to (1) effectively and efficiently manage the build-out of the MANs in each of its markets, (2) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the MANs, (3) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (4) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenue and costs are also dependent upon a number of factors that are not within its control, such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, the Company's actual revenues and costs may vary from expected amounts, possibly to a material degree, and those variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, its funding needs will likely increase, possibly to a significant degree, and it would, therefore, expend its capital resources sooner than currently expected. If the Company's capital resources prove to be insufficient, it will need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

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

         The Company has taken several actions which it believes will improve its short-term and ongoing liquidity and cash flow:

         - The Company has entered into an agreement with a New York-based investment bank for the purpose of securing third party equity and debt for its activities, and management believes that this funding can be obtained under satisfactory terms. While there can be no assurance that the Company will secure such financing, management believes that this is achievable prior to September 30, 1999.

         - The Company is currently conducting a formal bid and proposal process for the selection of a technology partner that would provide a vendor financing package for the Company's capital equipment, professional engineering services and systems integration expenditures.

         - The Company closed a $1,000,000 short-term bridge loan with a major shareholder in early August, 1999 to provide the Company with working capital while it secures the additional financing described above.

         - Management is undertaking actions intended to conserve cash and control costs as it pursues additional financing and capital resources.

D.       THE YEAR 2000 ISSUE
         -------------------
         The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "year 2000" problem. The year 2000 problem results from the use of computer programs which were written employing only two digits (rather than four digits) to define applicable years. On January 1, 2000, any clock or date recording mechanism, including date-sensitive software which uses only two digits to represent the year, could recognize a date using "00" as the year "1900", rather the year "2000". This could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. These failures, miscalculations, and disruptions could have a material adverse effect on the Company's business, operations and financial condition.

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

         The Company generally requires that its key vendors and suppliers warrant in writing that they are year 2000 ready. The Company has purchased or acquired most of its mission-critical systems from such third-party vendors. Unfortunately, like other telecommunications providers (and, in particular, telecommunications providers operating outside of the United States), the Company's products and services are dependent upon third parties which may not be fully year 2000 compliant. The Company has attempted to identify the vendors and third-parties with which it has contractual relationships that may not be year 2000 compliant by the end of 1999, and has adopted contingency plans which it believes will mitigate any adverse impact to its business operations resulting from those vendors' or third-parties' inability to perform in accordance with their contractual obligations. These contingency plans include the preparation and use of backup copies of financial records, installing portable diesel generators, determining the availability and reliability of alternate networks, and scheduling additional phone center, network operating center, and repair personnel.

         Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on its business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or failure by the Company's major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial conditions.

E.       SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
         -------------------------------------------------
         Certain statements contained in "Management's Discussion and Analysis" constitute forward-looking statements concerning the Company's operations, economic performance and financial condition. Because those statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by those forward-looking statements.

         In addition, any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking and, accordingly, those statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, those types of statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition; and the Company's need for additional substantial financing. The Company has no control over some of these factors.

         The factors described in this report could cause the Company's actual operating results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Persons reviewing this report, therefore, should not place undue reliance on those forward-looking statements. Further, to the extent this report contains forward-looking statements, they speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On August 9, 1999, the plaintiffs in the suit styled as Clearview Cable, Inc., et al. v. Convergence Communications, Inc., et al., agreed to dismiss that action without prejudice pursuant to the terms of a settlement agreement with the Company. See the Company's report on Form 8-K filed on August 12, 1999 for a more detailed description of the suit and the terms of the settlement. See also the section entitled "Legal Proceedings" in the Company's report on Form 10-QSB for the quarter ended March 31, 1999 and for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

                                      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


                                      None.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.  OTHER INFORMATION

         FondElec Loan Transaction - On August 6, 1999, the Company borrowed $1,000,000 from FondElec Essential Services Growth Fund, L.P. ("FondElec"). See the Company's report on Form 8-K filed on August 12, 1999 and note 4 to the financial statements included in this report for more detailed descriptions of this transaction.

         MetroNet Agreement - On June 15, 1999, the Company consummated the acquisition of fiber optic network capacity in Mexico City, Mexico and financed the acquisition through a loan from FondElec and Internexus, S.A. See the Company's report on Form 8-K filed on June 23, 1999 and note 4 to the financial statements included in this report for more detailed descriptions of those transactions.

         El Salvador Acquisition Note Refinancing - In May 1999, Chispa obtained a long-term loan from a third party lender of approximately $4.3 million and a FondElec loan was refinanced. See the Company's report on Form 10-QSB for the three months ended March 31, 1999 and note 4 to the financial statements included in this report for more detailed descriptions of the refinancing.

         Venezuelan Point-to-Multipoint Concession - In January, 1999, the Venezuelan telecommunications licensing authority granted Inter@net an extension to its telecommunications concession. The extension provisionally granted Inter@net the right to conduct point-to-multipoint data transmission services through both fiber optic cable and using a portion of the Venezuelan wireless frequency spectrum. The concession was conditioned on a technical review of Inter@net system and the licensing authority's frequency use plan. After the date of the provisional grant, the Company repeatedly requested the licensing authority to inspect the Company's facilities, and believes its system met the technical requirements necessary for the extension to be granted on a permanent basis. Nevertheless, on August 9, 1999, the Company received notice from the Venezuelan licensing authority that, based on its review of its frequency use plan, it had rescinded the extension. The authority's frequency use plan has not been made public.

         The Company intends to vigorously defend its expectancy rights in the extension. On August 20, 1999, Inter@net filed a petition with the Venezuelan licensing authority in response to its August 9, 1999 action. Among other things, the petition requests the authority to reconsider its rescission of the concession's extension or, alternatively, to grant Inter@net spectrum in some portion of the Venezuelan wireless frequency band that is consistent with the authority's frequency use plan. The petition also requests the authority to immediately reinstate the portion of the extension relating to the provision of point-to-multipoint data transmission using fiber optic cable. Under applicable law, the licensing authority has four months to act on the petition.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.    EXHIBITS.

                                      None

         B.    REPORTS ON FORM 8-K

         The Company filed two reports on Form 8-K since the filing of the Company's report on Form 10-QSB for the quarter ended March 31, 1999:

         1. On June 23, 1999, the Company filed a report on Form 8-K describing its acquisition of a portion of the capacity of a fiberoptic network in Mexico City, Mexico, and the financing transaction relating to that acquisition.

         2. On August 12, 1999, the Company filed a report on Form 8-K describing the terms of a $1,000,000 million loan from FondElec and the dismissal, without prejudice, of a lawsuit involving the Company pursuant to the terms of a settlement agreement with the plaintiffs in that action.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONVERGENCE COMMUNICATIONS, INC.


Date:  August 23, 1999                      BY    /s/ JERRY SLOVINSKI
                                               ---------------------------------
                                                 Jerry Slovinski
                                                 Chief Financial Officer