Form 10QSB
period 1999-09-30
CONVERGENCE COMMUNICATIONS INC
filed 1999-11-15
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ]   QUARTERLY  REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________.

                          Commission file number 21143

                        CONVERGENCE COMMUNICATIONS, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                           87-0545056
    -------------------------------                          -----------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    102 West 500 South, Suite 320
         Salt Lake City, Utah                                      84101
    ------------------------------                                --------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (801) 328-5618
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                ----------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---     ----

As of October 31, 1999, 11,738,277 shares of registrant's Common Stock, par value $.001 per share, 101,379 shares of the registrant's Series B Preferred Stock, par value $.001 per share, and 6,395,577 shares of the registrant's Series C Preferred Stock, par value $.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION
         ---------------------


ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The  accompanying   unaudited   consolidated  financial  statements  of
Convergence Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                                             September 30,       December 31,
                                                                                 1999                1998
                                                                           ---------------      --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $      543,510      $    4,315,281
    Accounts receivable - net                                                     624,161             432,868
    Note proceeds due from affiliate                                                    -           5,000,000
    Inventory                                                                     380,973             205,408
    Prepaid license fees                                                                -              57,359
    Other current assets                                                          275,264             115,801
                                                                           ---------------      --------------
                   Total current assets                                         1,823,908          10,126,717

INVESTMENT IN CENTURION                                                           845,955             845,955
PROPERTY AND EQUIPMENT - net                                                   18,351,638           8,524,521
INTANGIBLE ASSETS - net                                                        19,582,353          22,650,040
OTHER ASSETS                                                                      969,087             325,811
                                                                           ---------------      --------------
TOTAL ASSETS                                                               $   41,572,941       $  42,473,044
                                                                           ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                               $    5,995,340       $   3,603,165
    Notes payable                                                               4,861,599           8,676,722
    Notes payable (payable to related parties)                                  7,165,925                   -
    Foreign bank lines of credit outstanding                                            -              27,281
    Accrued consulting fees (payable to related parties)                          522,240             340,629
    Due to affiliates                                                             835,138           1,074,855
    Unearned revenue                                                              386,568             373,486
                                                                           ---------------      --------------
                   Total current liabilities                                   19,766,810          14,096,138

LONG-TERM LIABILITIES:
    Long-term debt (payable to related parties)                                 6,069,249           1,224,504
    Subordinated exchangeable promissory notes (payable to related parties)    10,000,000          10,000,000
    Notes payable                                                               3,497,500           3,987,268
    Accrued foreign severance                                                     224,286             135,091
                                                                           ---------------      --------------
                   Total long-term liabilities                                 19,791,035          15,346,863

MINORITY INTEREST IN SUBSIDIARIES                                               1,288,180           2,345,517
                                                                           ---------------      --------------
                   Total liabilities                                           40,846,025          31,788,518

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY* :
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares issued and outstanding in 1999 and 1998.                        101                 101
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,738,277 shares issued and outstanding in 1999 and 1998.                  11,738              11,738
    Additional paid-in capital                                                 27,349,360          26,179,739
    Accumulated deficit                                                       (26,605,221)        (15,486,537)
    Accumulated other comprehensive loss                                          (29,062)            (20,515)
                                                                           ---------------      --------------
                   Total stockholders' equity                                     726,916          10,684,526
                                                                           ---------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   41,572,941       $  42,473,044
                                                                           ===============      ==============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------

                                                                    Nine Months       Nine Months       Nine Months
                                                                       Ended             Ended             Ended
                                                                     September 30,     September 30,   September 30,
                                                                        1999             1998               1997
                                                                   ---------------   --------------    ---------------
NET REVENUES                                                       $    6,455,538    $   1,249,446     $       38,648
COST OF SERVICE                                                         2,371,382        1,073,862             24,106
                                                                   ---------------   --------------    ---------------
GROSS MARGIN                                                            4,084,156          175,584             14,542
OPERATING EXPENSES:
     Professional fees                                                  2,028,151        1,380,187            229,571
     Depreciation and amortization                                      3,661,625        1,673,461            235,903
     Leased license expense                                                66,796          123,447             61,370
     General and administrative                                         6,606,920        2,477,689            490,145
     Stock-based compensation expense                                   1,015,101                -                  -
                                                                   ---------------   --------------    ---------------
                     Total                                             13,378,593        5,654,784          1,016,989
                                                                   ---------------   --------------    ---------------
OPERATING LOSS                                                         (9,294,437)      (5,479,200)        (1,002,447)
OTHER INCOME AND (EXPENSES):
     Interest income                                                       82,458          251,321             34,839
     Interest expense                                                  (3,029,268)        (333,926)          (116,861)
                                                                   ---------------   --------------    ---------------
                     Total                                             (2,946,810)         (82,605)           (82,022)
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST                      (12,241,247)      (5,561,805)        (1,084,469)
INCOME TAX                                                                134,774                -                  -
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE MINORITY INTEREST                                     (12,376,021)      (5,561,805)        (1,084,469)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                               1,257,337          259,063              8,665
                                                                   ---------------   --------------    ---------------
NET LOSS                                                           $  (11,118,684)   $  (5,302,742)    $   (1,075,804)
                                                                   ===============   ==============    ===============

Net loss per basic common share*                                   $        (0.92)   $       (0.47)    $        (0.15)
                                                                   ===============   ==============    ===============
Net loss per diluted common share*                                 $        (0.92)   $       (0.47)    $        (0.15)
                                                                   ===============   ==============    ===============

Weighted-average common shares*
     Basic                                                             12,022,728       11,356,162          7,204,602
                                                                   ===============   ==============    ===============
     Diluted                                                           14,108,533       12,191,132         10,589,750
                                                                   ===============   ==============    ===============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------
                                                                    Three Months       Three Months     Three Months
                                                                        Ended             Ended            Ended
                                                                     September 30,     September 30,    September 30,
                                                                        1999               1998              1997
                                                                   ---------------   --------------    ---------------
NET REVENUES                                                       $    2,310,963    $   1,204,535     $       38,648
COST OF SERVICE                                                           931,577          876,309             24,106
                                                                   ---------------   --------------    ---------------
GROSS MARGIN                                                            1,379,386          328,226             14,542
OPERATING EXPENSES:
     Professional fees                                                    715,548          669,912            138,919
     Depreciation and amortization                                      1,240,640          807,906            187,353
     Leased license expense                                                21,967           40,410             28,884
     General and administrative                                         2,172,790        1,243,215            306,826
     Stock-based compensation expense                                     381,092                -                  -
                                                                   ---------------   --------------    ---------------
                     Total                                              4,532,037        2,761,443            661,982
                                                                   ---------------   --------------    ---------------
OPERATING LOSS                                                         (3,152,651)      (2,433,217)          (647,440)
OTHER INCOME AND (EXPENSES):
     Interest income                                                        3,329           57,166             34,839
     Interest expense                                                  (1,508,433)        (276,797)           (47,348)
                                                                   ---------------   --------------    ---------------
                     Total                                             (1,505,104)        (219,631)           (12,509)
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST                       (4,657,755)      (2,652,848)          (659,949)
INCOME TAX                                                                100,000                -                  -
                                                                   ---------------   --------------    ---------------
NET LOSS BEFORE MINORITY INTEREST                                      (4,757,755)      (2,652,848)          (659,949)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 503,381          250,987              3,237
                                                                   ---------------   --------------    ---------------
NET LOSS                                                           $   (4,254,374)   $  (2,401,861)    $     (656,712)
                                                                   ===============   ==============    ===============

Net loss per basic common share*                                   $        (0.35)   $       (0.21)    $        (0.08)
                                                                   ===============   ==============    ===============
Net loss per diluted common share*                                 $        (0.35)   $       (0.21)    $        (0.08)
                                                                   ===============   ==============    ===============

Weighted-average common shares*
     Basic                                                             12,022,728       11,693,557          8,691,374
                                                                   ===============   ==============    ===============
     Diluted                                                           14,120,621       12,528,527          8,691,924
                                                                   ===============   ==============    ===============


* Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Series "A" Preferred Stock     Series "B" Preferred Stock
                                                                       -----------------------------   -----------------------------
                                                           Total          Shares *        Amount          Shares *        Amount
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996                             $   (661,018)

Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                               14,571         685,063     $       685

   Addition of CCI common stock                              86,990

Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares                 7,096,500                                         101,374    $        101

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         10,000,000         150,380             150

Issuance of warrants below fair value                       657,143

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                            300,000           4,083               4

Issuance of options for common shares and
   Series "A" Preferred shares below fair value           1,479,074

Net loss for the year ended December 31, 1997            (4,594,294)
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997                               14,378,966         839,526             839         101,374             101

Comprehensive loss:
   Net loss for the year ended December 31, 1998        (10,230,796)
   Other comprehensive loss consisting of
      foreign currency translation adjustment               (20,515)
                                                       -------------   -------------   -------------   -------------   -------------
      Total comprehensive loss                          (10,251,311)              -               -               -               -

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                          4,956,626          91,180              91

Conversion of Series "A" Preferred shares into
   common shares                                                  -        (930,706)          (930)

Exchange of Telecom common stock for CCI
   common shares                                            600,000

Issuance of options for common shares
   below fair value                                       1,000,245
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998                               10,684,526               -               -         101,374             101

Comprehensive loss:
   Net loss for the nine months ended
      September 30, 1999                                (11,118,684)
   Other comprehensive loss consisting of
      foreign currency translation adjustment                (8,547)
                                                       -------------   -------------   -------------   -------------   -------------
      Total comprehensive loss                          (11,127,231)              -               -               -               -

Stock-based compensation expense activity                 1,015,101

Interest expense from issuance of warrants                  154,520
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1999                            $     726,916              -    $          -         101,374    $        101
                                                       =============   =============   =============   =============   =============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   CONTINUED
------------------------------------------------------------------------------------------------------------------------------------
                                                              Common Stock              Additional                      Accumulated
                                                       ----------------------------      Paid-in       Accumulated     Other Compre-
                                                         Shares *         Amount         Capital         Deficit        hensive Loss
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996                                  428,571    $        429                    $   (661,447)

Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                             (428,571)           (429)   $     14,315

   Addition of CCI common stock                           1,041,494           1,041          85,949

Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares                   450,563             451       7,095,948

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                            228,658             229       9,999,621

Issuance of warrants below fair value                                                       657,143

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                             24,284              24         299,972

Issuance of options for common shares and
   Series "A" Preferred shares below fair value                                           1,479,074

Net loss for the year ended December 31, 1997                                                            (4,594,294)
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997                                1,744,999           1,745      19,632,022      (5,255,741)

Comprehensive loss:
   Net loss for the year ended December 31, 1998                                                        (10,230,796)
   Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                          $    (20,515)
                                                       -------------   -------------   -------------   -------------   -------------
      Total comprehensive loss                                    -               -               -     (10,230,796)        (20,515)

Issuance of CCI common stock and Series
   "A" Preferred shares for cash                            600,504             600       4,955,935

Conversion of Series "A" Preferred shares into
   common shares                                          9,307,060           9,307          (8,377)

Exchange of Telecom common stock for CCI
   common shares                                             85,714              86         599,914

Issuance of options for common shares
   below fair value                                                                       1,000,245
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998                               11,738,277          11,738      26,179,739     (15,486,537)        (20,515)

Comprehensive loss:
   Net loss for the nine months ended September 30, 1999                                                (11,118,684)
   Other comprehensive loss consisting of
      foreign currency translation adjustment                                                                                (8,547)
                                                       -------------   -------------   -------------   -------------   -------------
      Total comprehensive loss                                    -               -               -     (11,118,684)         (8,547)

Stock-based compensation expense activity                                                 1,015,101

Interest expense from issuance of warrants                                                  154,520
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1999                              11,738,277    $     11,738    $ 27,349,360    $(26,605,221)   $    (29,062)
                                                       =============   =============   =============   =============   =============

*  Retroactively restated for the 1 to 3.5 reverse stock split approved by the Company's shareholders on August 17, 1998.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------

                                                                  Nine Months      Nine Months    Nine Months
                                                                     Ended            Ended          Ended
                                                                  September 30,   September 30,   September 30,
                                                                     1999             1998            1997
                                                                 -------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(11,118,684)    $(5,302,742)   $  (1,075,804)
    Adjustments to reconcile net loss to net cash used in
       development activities:
           Depreciation and amortization                            3,661,625       1,673,461          235,903
           Minority interest in loss of subsidiaries               (1,057,337)       (259,063)          (8,665)
           Stock-based compensation expense                         1,015,101               -                -
           Amortization of discount on notes payable                  588,525         244,508                -
           Imputed interest expense for warrants                      154,520               -                -
           Change in assets and liabilities:
              Accounts receivable - net                              (192,668)         27,435                -
              Due from affiliates                                   5,000,000          76,523          (40,127)
              Inventory                                              (176,419)         18,064                -
              Prepaid license fees                                     57,359         (41,759)         (44,567)
              Other current assets                                   (159,463)         11,688                -
              Other assets                                           (643,278)       (289,420)         585,396
              Accounts payable and accrued liabilities              2,484,256         710,822         (338,186)
              Accrued consulting fees                                 181,611          (7,407)               -
              Due to affiliates                                      (240,874)        146,913          100,000
              Unearned revenue                                         13,082               -                -
              Accrued foreign severance                                89,195               -                -
                                                                 -------------    ------------   --------------
                   Net cash provided by (used in) operating
                      activities                                     (343,449)     (2,990,977)        (586,050)
                                                                 -------------    ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion                                                 -               -       (1,648,455)
    Reverse acquisition of WCCI                                             -               -           56,582
    Acquisition of CVV (net of cash acquired)                               -               -         (200,000)
    Acquisition of interests in Chispa Dos (net of cash acquired)           -      (2,341,074)               -
    Acquisition of IAN (net of cash acquired)                               -        (961,412)               -
    Purchases of property and equipment                           (10,940,574)     (1,605,959)               -
                                                                 -------------    ------------   --------------
                   Net cash used in investing activities          (10,940,574)     (4,908,445)      (1,791,873)
                                                                 -------------    ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  -       3,161,661        1,800,686
    Proceeds from issuance of Series A preferred stock                      -       1,794,965        8,199,314
    Increase in minority interest from issuance of subsidiary
        common stock                                                  200,000               -                -
    Proceeds from related party note                               11,935,422          60,510           58,960
    Payments on related parties borrowings                            (52,500)              -         (175,319)
    Payments on foreign bank line of credit                           (27,281)              -                -
    Proceeds from promissory notes                                  3,746,475               -        2,985,600
    Payments on promissory notes                                   (8,284,799)              -       (2,253,217)
                                                                 -------------    ------------   --------------
                   Net cash provided by financing activities        7,517,317       5,017,136       10,616,024
                                                                 -------------    ------------   --------------

EFFECT OF EXCHANGE RATES ON CASH                                       (5,065)           (579)               -
                                                                 -------------    ------------   --------------
NET INCREASE (DECREASE) IN CASH                                    (3,771,771)     (2,882,865)       8,238,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,315,281       6,171,515            8,902
                                                                 -------------    ------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    543,510     $ 3,288,650    $   8,247,003
                                                                 =============    ============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                     $    276,236     $         -    $           -
                                                                 =============    ============   ==============
    Cash paid during the period for income tax                   $     86,133     $         -    $           -
                                                                 =============    ============   ==============

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999
(Unaudited)


1.       Basis of Presentation
         ---------------------
         Convergence Communications, Inc. (the "Company") is a provider of data and video telecommunications service to business and residential customers over metropolitan area networks ("MAN") in Latin American.

         The consolidated financial statements of the Company include the accounts of the Company's subsidiaries, including (i) a 44.03% interest in Chispa Dos, Inc. ("Chispa") which is a holding company for three subsidiaries that provide multi-channel television and Internet services in El Salvador (the "El Salvador Entities"); (ii) a 100% interest in Interamerican Telecom, Inc., the parent company of Interamerican Net de Venezuela, S.A. ("Inter@net"), which is providing Internet services in Venezuela; (iii) a 78.14% interest in Caracas Viva Vision TV, S.A. ("CVV"), a local multi-point distribution service ("LMDS") wireless communications system in Venezuela, (iv) a 100% interest in Wireless Communications Holding - Guatemala, S.A. ("WCH - Guatemala"), a corporation which holds LMDS license rights in Guatemala, (v) a 100% interest in Sociedad Television Interactiva, S.A. ("TISA"), a corporation that intends to operate a wireless telecommunications system in Costa Rica, (vi) a 90% interest in Wireless Communications Panama, S.A. ("WC - Panama"), which is acting as the operating company for an LMDS system in Panama, (vii) a 95% interest in Convergence Communications de Mexico, S.A. ("CCI Mexico"), which will act as the operating company for a telecommunications system in Mexico and which owns fiber optic network capacity in Mexico City, (viii) an 80% interest in WCI de Argentina ("WCIA"), which holds a value added license to provide telecommunications services in Argentina, (ix) a 94.9% interest in Auckland Independent Television Services, Ltd. ("AITS"), which holds license and lease rights in two multi-channel, multi-point distribution service ("MMDS") channels, and (x) a 100% interest in Transworld Wireless Television, Inc. ("TWTV"), a corporation that holds four MMDS channels and a leased transmitter in Park City, Utah. All significant intercompany accounts and transactions have been eliminated in consolidation. All capitalized terms not defined in this report have the meanings given them in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

4.       Debt Obligations
         ----------------
         December 1998 Convertible Notes - In December 1998, the Company borrowed $5 million from each of FondElec Essential Services Growth Fund L.P. ("FondElec") and Internexus, S.A. ("Internexus") (see the Company's report on
Form 10-KSB for the year ended December 31, 1998 for a more detailed description). In October 1999, (i) FondElec exchanged the $5 million of principal represented by its note into 666,666 shares of the Company's newly designated Series C Convertible Preferred Stock (the "Series C Stock") and was paid $419,178 of accrued interest in cash, and (ii) Internexus exchanged the principal and accrued interest on its note, totaling $5,419,178, into 722,556 shares of Series C Stock. Under the terms of the December notes, FondElec and Internexus each received warrants to acquire 227,311 shares of the Company's common stock. The warrants are accompanied by demand and "piggy-back" registration rights. See Items 2 and 5 below and the Company's report on Form 8-K dated November 2, 1999 for a more detailed description of these transactions.

         FondElec and Internexus are shareholders of the Company, and, pursuant to agreements among the Company and certain of its shareholders, a designee for each of FondElec and Internexus currently sits on the Company's Board of Directors.

         El Salvador Acquisition Note Refinancing - In May 1999, Chispa obtained a long-term loan from a third party lender totaling $4,335,000, of which a portion ($3,607,134) was used to pay the second note payable payment to the sellers of the El Salvador Entities. The loan is due in May 2004, bears interest at LIBOR plus 4.75% quarterly and has mandatory annual payments. In conjunction with the third party loan, a loan that FondElec made to Chispa in the amount of $4,769,497 was refinanced under the same terms as the third party loan, except that the FondElec loan was subordinated to the third party lender's position and the due date for the FondElec loan was changed to January 1, 2000, with an annual renewal until the third party lender is repaid (see the Company's report on Form 10-QSB for the quarter ended June 30, 1999 for a more detailed description of these loan transactions).

         Under the terms of the loans, the Company is required to refrain from engaging in certain types of business activities (including sales of its assets, mergers or other fundamental corporate transactions) without the consent of the lenders. The loans are secured by the assets and capital stock of Cablevisa, S.A. de C.V. and Multicable, S.A. de C. V., which are the two companies providing telecommunications service to subscribers in El Salvador.

         MetroNet Transaction Loan - The Company financed the purchase of the MetroNet acquired network capacity agreement through a $2,615,925 loan from FondElec and a $2,550,000 loan from Internexus (see the Company's report on Form 10-QSB for the quarter ended June 30, 1999 for a more detailed description). In October 1999, the Company repaid the amounts due under the FondElec loan, together with accrued interest totaling $489,698, and Internexus exchanged the amounts of its loan principal and interest totaling $3,027,357, into 403,648 shares of the Company's Series C Stock (see Item 5 below). In conjunction with the MetroNet transaction loans, FondElec and Internexus also received warrants to acquire 49,053 and 47,817 shares, respectively, of the Company's common stock. The warrants are accompanied by demand and "piggy-back" registration rights.

         FondElec Loan Transaction - On August 6, 1999, the Company borrowed $1 million from FondElec (see the Company's report on Form 10-QSB for the quarter ended June 30, 1999 for a more detailed description). In October 1999, the Company repaid the principal and $24,932 of accrued interest (see Item 5 below). In connection with the loan, FondElec also acquired five-year warrants to purchase 10,688 shares of the Company's common shares at an exercise price of $7.50 per share. The warrants are accompanied by demand and "piggy-back" registration rights.

         Internexus Loan Transactions - On September 3, 1999, and October 1, 1999, the Company borrowed $1 million and $500,000, respectively, from Internexus (see the Company's report on Form 8-K dated October 6, 1999 for a more detailed description). In October 1999, Internexus converted the principal and $20,301 of accrued interest under the loans into 202,707 shares of Series C Stock (see Item 5 below). In connection with the loans, Internexus also acquired five-year warrants to purchase 7,516 shares of the Company's common shares at an exercise price of $7.50 per share. The warrants are accompanied by demand and "piggy-back" registration rights.

5.       CVV Financial Results
         ---------------------
         The Company owns approximately 78% of the stock of CVV, a Venezuelan corporation that acts as the operating company for a multi-channel television system in Caracas, Venezuela. The Company reports the operating results of CVV on a consolidated basis. During the four months immediately proceeding April 1999, CVV has generated losses of approximately $25,000 per month. On July 28, 1999 (after repeated requests by the Company for CVV's financial information for the period covered by this report), Donald Williams, the president of CVV, notified the Company that CVV's monthly financial information was current only through April 1999, and declined to release any operating information to the Company. The Company is currently pursuing two arbitration proceedings against Mr. Williams. See the Company's annual report on Form 10-KSB for the period ended December 31, 1998. As a result, the financial information set forth in this report does not include actual operating result information for CVV. The Company has, however, included estimates for CVV's operating results during the period, based on its historical operating results. The Company believes CVV's operations are not material to its consolidated financial operations.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's consolidated financial statements and the notes related thereto appearing elsewhere in the document.



A.       OVERVIEW
         --------
         The Company is a provider of data and video telecommunications services to business and residential customers over MANs in Latin America. From its inception, the Company has focused on providing telecommunications services in emerging markets, primarily in Latin America, using a high speed transmission network within and across national borders. The Company intends to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

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

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS
         -----------------------------------------
Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

         For the nine months ended September 30, 1999, the Company had revenues of $6,455,538 as compared to $1,249,446 for the same period in 1998, for an increase of $5,206,092. The increase is primarily related to the inclusion of the full nine months of revenues from the El Salvador Entities and Inter@net operations (1998 includes revenues from the El Salvador Entities from July 17, 1998 and Inter@net from August 17, 1998), which were acquired in the third quarter of 1998.

         The Company's cost of service increased $1,297,520, from $1,073,862 for the nine months ended September 30, 1998, to $2,371,382 in 1999. The increase is primarily related to the additional revenues the Company earned in 1999. The Company's gross margin was $4,084,156 for the nine months ended September 30, 1999, compared to $175,584 for the same period in 1998.

         Operating expenses for the nine months ended September 30, 1999 were $13,378,593 compared to $5,654,784 for 1998, for an increase of $7,723,809. This increase was primarily due to an increase in general and administrative and professional fees related to the Company's acquisitions, the addition of new employees, the additional depreciation and amortization from the Company's acquired operations and the recognition of stock-based compensation expense for options with exercise prices below fair market value. The Company's operating loss was $9,294,437 for the nine months ended September 30, 1999, compared to $5,479,200 for the nine months ended September 30, 1998.

         Interest income for the nine months ended September 30, 1999 was $82,458, compared to $251,321 in 1998. The $168,863 decrease is primarily related to the lower cash balances in 1999. Interest expense increased $2,695,342 from $333,926 for the nine months ended September 30, 1998 to $3,029,268 for the nine months ended September 30, 1999. The increase was due primarily to the interest expense from the debt used to acquire the El Salvador Entities ("Chispa Acquisition Debt") and the fiber optic network capacity in Mexico City the Company acquired in June 1999 (see the Company's report on Form 8-K dated September 23, 1999 for a more detailed description), the accrual of interest expense for the subordinated exchangeable promissory notes the Company issued in December 1998 and the recording of imputed interest expense for warrants issued in conjunction with the December 1998 notes.

         Income tax expense was $134,774 for the nine months ended September 30, 1999, which was related to the El Salvador Entities. There was no income tax expense in 1998. Minority interest in loss of subsidiaries was $1,257,337 for the nine months ended September 30, 1999, compared to $259,063 for the nine months ended September 30, 1998 for an increase of $998,274. The increase was primarily due to the recording of the minority interest for the El Salvador Entities for a full nine months in 1999.

         As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1999 was $11,118,684, compared to $5,302,742 for 1998, for an increase of $5,815,942.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997:

         For the nine months ended September 30, 1998, the Company had revenues of $1,249,446, which includes revenues from the El Salvador acquisitions from July 17, 1998 and the Inter@net acquisition from August 17, 1998. This compares to revenues of $38,648 for the nine months ended September 30, 1997. The 1997 revenues were generated from the multi-channel television service provided in Caracas, Venezuela by CVV, for the period from August 17, 1997 (date of acquisition) to September 30, 1997. The cost of service for the nine months ended September 30, 1998 was $1,073,862, compared to $24,106 for the nine months ended September 30, 1997.

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

         Interest income for the nine months ended September 30, 1998 was $251,321, compared to $34,839 for the same period in 1997, for an increase of $216,482. The increase was primarily due to higher cash balances related to cash received for equity investments in August 1997 and February 1998. Interest expense increased $217,065 from $116,861 for the nine months ended September 30, 1997, to $333,926 for the same period in 1998. The increase was due primarily to interest associated with the notes payable related to the El Salvador and Inter@net acquisitions.

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

C.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         The telecommunications industry is capital intensive. In order for the Company to successfully compete, it will require substantial capital to continue to develop its networks and meet the funding requirements of its operations (including losses from operations), as well as to provide capital for its acquisitions and business development initiatives. The Company expects that it will spend over $200 million over the next two years to meet its capital requirements as it implements its business plan.

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

         As of September 30, 1999, the Company had current assets of $1,823,908, compared to $10,126,717 as of December 31, 1998, for a decrease of $8,302,809. The decrease in current assets was primarily due to a decrease in note proceeds due from affiliate and a decrease in cash. The note proceeds due from affiliate was received in the form of cash in the first week of January 1999 and then cash totaling $8,771,771 was used to make capital expenditures and purchase inventory, pay accounts payable and pay corporate expenses associated with the development of the Company's telecommunications operations during the nine months ended September 30, 1999.

         The Company had current liabilities of $19,766,810 as of September 30, 1999, compared to $14,096,138 as of December 31, 1998, for an increase of $5,670,672. The increase in current liabilities was due to an increase in accounts payable for equipment purchases and operating expenses, an increase in accrued liabilities for accrued interest on the Company's December 1998 notes, an increase in related party accrued consulting and an increase in related party notes payable in conjunction with the MetroNet transaction and two bridge notes from current shareholders (see Note 4 above). Long term debt increased $4,444,172, from $15,346,863 at December 31, 1998 to $19,791,035 at September
30, 1999. The increase was due primarily to the refinancing of the Chispa Acquisition Debt through FondElec, a shareholder in the Company and Chispa, and a third party commercial lender.

         The Company's principal sources of funds are its available resources of cash and cash equivalents. At September 30, 1999, the Company had cash and cash equivalents of $543,510. The cash flow generated by the Company's operations and projected network launches will not be sufficient to cover the Company's projected operating expenses, general and administrative expenses and capital expenditures. The Company also expects acquisitions will constitute a major part of its business strategy, so it is likely the Company will seek additional financing in the future for these purposes.

         The Company's ability to provide the services contemplated by its business plan will be dependent upon the Company obtaining substantial additional sources of funds. As noted below, the Company has recently completed a $109.5 million private equity and credit facility financing. While the Company believes that it may be able to obtain financing through additional equity or debt financing or otherwise, no assurances can be given that any such financing will be available, or that the Company will be able to obtain any such financing on favorable terms. Also, the actual amount and timing of the Company's future capital requirements may differ materially from its current estimates. In particular, the accuracy of the Company's estimates is subject to changes and fluctuations in the Company's revenues, operating costs and development expenses, which can be affected by its ability to (1) effectively and efficiently manage the build-out of the MANs in each of its markets, (2) obtain infrastructure contracts, rights-of-way, licenses, interconnection agreements and other regulatory approvals necessary to complete and operate the MANs, (3) negotiate favorable contracts with suppliers, including large volume discounts on purchases of capital equipment and (4) access markets, attract sufficient numbers of customers and provide and develop services for which customers will subscribe. The Company's revenue and costs are also dependent upon a number of factors that are not within its control, such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, the Company's actual revenues and costs may vary from expected amounts, possibly to a material degree, and those variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate or consummates acquisitions, its funding needs will likely increase, possibly to a significant degree, and it would, therefore, expend its capital resources sooner than currently expected. If the Company's capital resources prove to be insufficient, it will need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses.

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

         The Company has taken steps which it believes will improve its short-term and ongoing liquidity and cash flow, including the following:

         - On October 15, 1999, the Company entered into an agreement with six accredited investors for a $109.5 million private equity and credit facility financing package. On October 18, 1999, the Company closed the first portion of these transactions and sold 4,400,000 shares of its Series C Preferred stock to three of the accredited investors for a total of $33 million in cash. The Company also exchanged approximately $15 million of debt it previously issued to two of the accredited investors into 1,995,577 shares of Series C Stock. See
Note 4 above and Items 2 and 5 below.

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


PART II: OTHER INFORMATION
         -----------------
ITEM 1.       LEGAL PROCEEDINGS

         See the section entitled "Legal Proceedings" in the Company's reports on Form 8-K dated November 2, 1999, Form 10-QSB for the quarters ended June 30, 1999 and March 31, 1999 and the Company's report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2.       CHANGES IN SECURITIES

         In conjunction with the equity financing described in Item 5 below, on October 12, 1999, the Company's Board of Directors designated the Series C Stock as a new series of the Company's authorized preferred stock. The certificate designating the rights and preferences of the Series C Stock was filed with the Nevada Secretary of State's Office on October 13, 1999 and declared effective on October 14, 1999.

         The Series C Stock consists of 14,250,000 shares of preferred stock, par value $.001 per share, and has the following general rights and preferences:

         - It votes with the outstanding shares of the Company's common stock and Series B Preferred Stock (unless otherwise required by law), and has one vote per share.

         - It is convertible into shares of the Company's common stock, initially on a one-for-one basis. The conversion ratio is subject to adjustment for fundamental corporate transactions. Conversion is generally optional, but is mandatory upon the occurrence of a Disposition Event.

         - It has a liquidation preference which is superior to the Company's common shares, but subordinate to the Company's Series B Preferred Stock. The initial liquidation preference is $7.50 per share.

         - It is not redeemable.

         - Its holders are entitled to receive cash dividends or distributions of property when, as and if declared by the Board of Directors. If the Company declares a dividend or distribution on its common stock, it is required to pay a dividend or distribution to the holders of the Series C Stock in an amount equal to what they would have received had the holders converted their Series C Stock into common stock.

         - Its holders have a preemptive right to purchase their prorata share of any new securities issued by the Company. The preemptive rights do not apply to issuances of stock to management or employees, any merger or similar transaction approved by the Board of Directors, to securities issued in a stock split or dividend, or certain other transactions approved by the Board of Directors. The preemptive rights terminate on the effective date of a public offering meeting certain size requirements.

         See the Company's report on Form 8-K dated November 2, 1999 and the exhibit thereto for a more detailed description of the Series C Stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.       OTHER INFORMATION

         Equity and Debt Financing - On October 18, 1999, the Company closed the first portion of a $109.5 million private equity and credit facility financing package with six accredited investors. At the closing, the Company received $33 million in cash from the sale of 4,400,000 shares of its Series C Stock from three of the six accredited investors and exchanged approximately $15 million of debt it previously issued to two of the accredited investors into 1,995,577 shares of Series C Stock. Two of these parties are obligated to purchase, for cash, an additional 2,666,666 shares of Series C Stock for $20 million at a second closing that will be held after the parties receive clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Laws"). The parties expect clearance under the HSR Laws from the Department of Justice and the Federal Trade Commission in November 1999. Another party is obligated to purchase 666,666 shares of Series C Stock for $5 million in cash if it joins in the execution of the Agreement by November 19, 1999.

         Under the terms of the agreement, one of the parties also agreed to (i) invest, at the second closing, $5.25 million dollars in Chispa, a controlled subsidiary of the Company which conducts telecommunications operations in El Salvador, for approximately 32.64% of the outstanding stock of Chispa, and (ii) to negotiate in good faith with the Company the terms of a joint venture pursuant to which each party will invest $5 million to conduct telecommunications operations in the Republic of Colombia. The same investor also entered into a long-term $26 million credit facility with InterAmerica Net de Venezuela, S.A., the Company's wholly-owned Venezuelan operating subsidiary. See the Company's report on Form 8-K dated November 2, 1999 for a more detailed description of these transactions.



ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          A.       EXHIBITS.
                   --------
Exhibit No.                                  Exhibit
-----------                                  -------

   10.14 Participation Agreement, dated October 15, 1999, among Telematica EDC, C.A., TCW/CCI Holding LLC, Glacier Latin-America Ltd., the International Finance Corporation, FondElec Essential Services Growth Fund, L.P., Internexus S.A. (collectively, the "Investors"), the Company and other parties

   10.15 Option Agreement, dated October 18, 1999, among the Company and the Investors

   10.16 Form of Series C Warrant, dated October 18, 1999, as issued in favor of each Investor

   10.17 CCI Shareholders' Agreement, dated October 18, 1999, among the Company, the Investors, and other parties

   10.18 Amended and Restated Registration Rights Agreement, dated October 18, 1999, among the Company, the Investors and other parties

   10.24         Unofficial   English   Translation   of   Venezuela   Financing
                 Agreement, dated October 18, 1999, between a Subsidiary of the Company and one of the Investors

   27.1          Financial Data Schedule


         B.       REPORTS ON FORM 8-K
                  -------------------
         The Company filed two reports on Form 8-K since the filing of the Company's report on Form 10-QSB for the quarter ended June 30, 1999.

      1. On October 6, 1999, the Company filed a report on Form 8-K describing loans totaling $1.5 million it had secured from Internexus.

      2. On November 2, 1999, the Company filed a report on Form 8-K describing a private equity and debt financing transaction involving six accredited investors.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONVERGENCE COMMUNICATIONS, INC.


Date:  November 15, 1999                        BY    /s/ JERRY SLOVINSKI
                                                   -----------------------------
                                                      Jerry Slovinski
                                                      Chief Financial Officer

Exhibit No.                                  Exhibit
-----------                                  -------

   10.14 Participation Agreement, dated October 15, 1999, among Telematica EDC, C.A., TCW/CCI Holding LLC, Glacier Latin-America Ltd., the International Finance Corporation, FondElec Essential Services Growth Fund, L.P., Internexus S.A. (collectively, the "Investors"), the Company and other parties

   10.15 Option Agreement, dated October 18, 1999, among the Company and the Investors

   10.16 Form of Series C Warrant, dated October 18, 1999, as issued in favor of each Investor

   10.17 CCI Shareholders' Agreement, dated October 18, 1999, among the Company, the Investors, and other parties

   10.18 Amended and Restated Registration Rights Agreement, dated October 18, 1999, among the Company, the Investors and other parties

   10.24         Unofficial   English   Translation   of   Venezuela   Financing
                 Agreement, dated October 18, 1999, between a Subsidiary of the Company and one of the Investors

   27.1          Financial Data Schedule