Form 10KSB
period 1999-12-31
CONVERGENCE COMMUNICATIONS INC
filed 2000-03-30
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
   [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

   [ ]   Transition report under section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  for  the   transition   period  from   ____________   to
         _____________.


Commission file number                                                  00-21143

                        CONVERGENCE COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

          Nevada                                                  87-0545056
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     102 West 500 South, Suite 320
         Salt Lake City, Utah                                            84101
--------------------------------------                                ----------
(Address of principal executive office)                               (Zip Code)


                   (Issuer's telephone number) (801) 328-5618

 Securities to be registered
under Section 12(b) of the Act:                            Name of each exchange
        Title of each class                                 on which registered
-------------------------------                             --------------------
 Common Stock, Par Value $.001                                      None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes __X__ No _____, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the registrant's net revenue for its most recent fiscal year:  $9,099,054.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, was $15,465,958.

As of March 1, 2000, 11,585,489 shares of registrant's common stock, par value $.001 per share, 101,374 shares of the registrant's series B preferred stock, par value $.001 per share, and 9,728,909 shares of the registrants series C preferred stock, par value $.001 per share, were outstanding.

                        CONVERGENCE COMMUNICATIONS, INC.
                                 March 31, 2000
                                   Form 10-KSB

PART 1.
-------

                                   THE COMPANY

                   Exact corporate name: Convergence Communications, Inc. State and date of incorporation: Nevada - July 23, 1995
     Street address of principal office:  102 West 500 South, Suite 320
                                          Salt Lake City, Utah 84101
               Company telephone number:  (801) 328-5618
                        Fiscal year end:  December 31

                           OUR BUSINESS AND PROPERTIES

Overview of Our Operations

         We are a leading facilities-based provider of integrated broadband communications and Internet services to the business customer through our metropolitan area networks. We operate in recently deregulated and high growth markets, principally Mexico, Central America and the Andean region of South America. We offer businesses, governmental agencies and residential customers broadband, high-speed data connections, high-speed and dial-up Internet access, voice and video services. Our networks use technology based on the Internet Protocol, or IP, and we employ networks with over 270 route kilometers of fiber-optic and hybrid fiber coaxial cable, plus "last mile" broadband fixed wireless connectivity.

         We have operations in nine countries -- Mexico, Venezuela, El Salvador, Guatemala, Panama, Costa Rica, Honduras, Nicaragua, and the Dominican Republic. We provide services to over 34,500 customers in 17 major metropolitan areas in these countries. By December 2000, we expect to have operations in 46 cities and serve over 59,000 customers.

     During the last year, we reached the following business milestones:

     o In October 1999, we closed a $109.5 million equity and debt facility with six strategic investors.

     o In March 2000, we signed a conditional agreement with Alcatel, a world recognized telecommunications integrater and equipment manufacturer, to construct a turnkey pan-regional network for us and to provide us with up to $175 million in financing over the next three years for network build-out and systems integration services.

     o We closed three significant acquisitions. These acquisitions added over 3,500 customers to our existing subscriber base and gave us an interest in an existing fiber-optic network in Mexico City. One of those acquisitions was the purchase of the data services operations of an IBM affiliate that does business in seven Latin American countries, and another acquisition was the purchase of the second largest data services provider in Mexico. We have also entered into a letter of intent to acquire a system in Guatemala which will add over 12,835 customers to our subscriber base.

     o We increased our consolidated revenues from $3.1 million in 1998 to $9.1 million in 1999, and increased our consolidated assets from $42.5 million to $97.2 million during the same period. Our plant, property and equipment grew from $8.5 million in 1998 to $28.4 million in 1999.

     o We formed a joint venture with a major developer of fiber optic systems in Mexico to build networks in seven of the largest cities in Mexico.

     o We completed the construction of our networks in El Salvador, Panama and Costa Rica.

     o We started the year without any fiber in our leased or owned networks, and by the end of this year we expect to have over 630 route kilometers of fiber.

         We believe that, by being the first provider of integrated telecommunications services in our market areas, we will be able to secure access to a broad base of business and government customers. We also believe that, if we develop our business operations on the schedule described in this report, we will create significant barriers for our competitors to overcome, and that our "lowest operating cost" strategy and highly differentiated service offerings will give us a competitive advantage over other telecommunications providers in our markets.

         We are designing our network around an IP-based technology platform that uses packet switching to transmit voice, video and data elements over the same system. We intend to use the IP platform with a flexible delivery network that uses fiber-optic, coaxial cable and wireless distribution systems. We believe this approach allows the most efficient delivery of high-speed "last mile" connectivity with our IP-based service offerings, and provides an economical method for delivering high quality bundled communications services. Our telecommunications solutions typically consist of combinations of the following services:

         o Network Services. We offer our business customers a broad range of end-to-end network services for their point-to-point and point-to-multi-point telecommunications needs. These services range from simple connections to customized private telecommunications network solutions, including high-speed data transmission and virtual private networks. As of March 1, 2000, we had over 500 network service customers which, in some cases, includes high-speed Internet access (representing over 2,300 connections).

     o Internet Access. We offer Internet access services primarily to corporate and governmental users. We also offer residential Internet access service. Our services include both high-speed and dial-up Internet access using high-speed systems. As of March 1, 2000, we had over 4,300 Internet access customers in our systems and, assuming we close the Metrotelecom transaction, we will acquire an additional 4,200 customers.

     o Telephone Services. We offer limited national and international telephone services in El Salvador and, once we complete the Metrotelecom transaction, in Guatemala. We currently process nearly 1.0 million telephony minutes per month. Once we complete the Metrotelecom transaction, that number will increase to approximately 9.5 million minutes per month. We expect to be able to provide telephony services in Mexico in 2000 and Venezuela in 2001.

     o Web Hosting and Other Value Added Services. We offer web hosting services that facilitate our customers' electronic commerce and electronic business initiatives. Those services include a number of information technology services such as web page design and the design, installation and integration of intranets, extranets, and virtual private data networks.

     o Video Services. We offer cable television, or CATV, services in El Salvador (where we own the largest CATV system) and Guatemala, where we have contracted to buy the second largest CATV system. Those systems have over 37,000 subscribers.

         We were incorporated in Nevada in 1995 as "Wireless Cable & Communications, Inc." In August 1998, we changed our name to "Convergence Communications, Inc." When we discuss our operations in this report, you should assume we are describing our own and our controlled subsidiaries' operations. Our principal executive offices are located at 102 West 500 South, Suite 320, Salt Lake City, Utah 84101, and our telephone number there is (801) 328-5618. Our principal operating offices are located at 9050 Pembroke Pines Blvd., Pembroke Pines, Florida 33024, and our telephone number there is (954) 430-9393. Our world wide web site is located at www.convergence-comm.net. The information on that site is not part of this report. Our logo and certain titles and logos for our services are our property. Each trademark, tradename or service mark of any other company appearing in this report belongs to its holder.

         We previously reported some of the transactions and operations information set forth in this report in greater detail in other reports we have filed with the Securities and Exchange Commission, including in the reports described below in the section entitled "Reports on Form 8-K" and our quarterly reports on Form 10-QSB for the periods covered by this report. You should read the information in this report in connection with those other reports and filings. In addition, some of the matters described in this report (including, specifically, our proposed purchase of Metrotelecom) occurred or are scheduled to occur after December 31, 1999, the close of the period covered by this report. We have included descriptions of those matters in this report to provide a more balanced description of our operations.

Our Market Opportunity

         The combined telecommunications market worldwide is believed to be in excess of $700 billion and is expected to grow to $1.0 trillion by the year 2002. Growth in the industry is driven by a number of factors, including increased demand for applications such as electronic commerce, video-on-demand, and video conferencing. Internet access and data services are arguably one of the fastest growing segments of the telecommunications market, with an estimated 116 million Internet users worldwide.

         The Latin American telecommunications industry is, in particular, undergoing dramatic change, including widespread privatization of existing networks. The countries in Latin America that have or are beginning to deregulate have done so as their governments have recognized the need to introduce market competition. Along with many other countries, Mexico, Venezuela, El Salvador, Guatemala and the Dominican Republic have agreed under the World Trade Organization Agreement on Basic Telecommunications Services to promote competition in their countries' telecommunications industries.

         In many instances, however, the operators of these privatized telecommunications systems have had difficulty responding to market demands for efficient service, new fixed lines and the bandwidth necessary for data transmission and high-speed Internet access. The increased demand for telecommunications services is expected to result in a significant growth in the revenues generated in the Latin American telecommunications market, which is expected to total $63.7 billion in 2000 and $74.2 billion in 2002, up from $33.2 billion in 1996. Growth in overall telecommunication revenues is expected to be approximately 12% per year, while growth from data services is expected to achieve a compounded annual growth rate of approximately 41% through 2002 (assuming relative economic stability), compared to a compounded growth rate of approximately 13% in the United States. This growth will be due to a number of factors, including:

     o Increased Competition. As competitors enter the Latin America telecommunications market, the range of telecommunications services available to consumers should expand. Incumbent providers in deregulating markets have existing customer bases but, we believe, have not focused on providing quality services at competitive prices. Demand for services should increase once competitors are able to offer better and cheaper service.

     o The Entry of Globalized Businesses into Latin America. As corporations from more developed markets expand their operations into Latin America and Latin American corporations develop more global operations, the need for private data networks and broadband capacity should grow.

     o Changes in Technology. Latin American markets have historically been dependent on legacy telecommunications systems and the infrastructure of the incumbent operators. These systems have generally been based on technology and equipment having limited bandwidth capabilities and relatively poor transmission quality. We believe the demand for high bandwidth and broadband services will increase as telecommunications infrastructure improves and the use of data intensive applications becomes feasible in Latin America. One of the most notable trends arising from the growth of the Internet is the adoption of the IP as the standard for wide-area corporate communications. IP allows computers with different architectures and operating systems to communicate with one another. We believe telecommunication companies will increasingly shift from traditional circuit-switched networks to packet-switched networks by incorporating IP into their systems. According to Ovum, an independent analyst group, the worldwide market for IP will reach over $60 billion by 2005.

     o Increases in the Use of the Internet. The Latin American Internet market is generally thought to be several years behind the Internet market in the United States in terms of overall market penetration of both use and Internet related services. Actual use varies by country, but was estimated to be, on average, less than 1% (compared to 18% in the United States) in 1997, and is projected to increase to 4% by 2002 (compared to over 40% in the United States).

Our Business Solution

         We believe emerging technologies have significantly enhanced the value and capacity of networks that combine different types of delivery systems, in part because of the convergence of traditional voice, data and video switching technologies. Our IP-based technology platform allows us to transmit voice, video and data elements over the same network using a combination of fiber-optic, coaxial cable networks and wireless communication systems. This approach allows us to provide "last mile" connectivity with IP-based service offerings, providing an economical method of delivering high-quality, high-speed bundled communications services.

         We offer a wide variety of telecommunications services, including broadband, high-speed data transmission, high-speed and dial-up Internet access, voice, video and value-added services in many of our markets. We allow subscribers to combine those services into individually designed packages, rather than offering only telecommunications service packages designed for a "typical" customer. We believe this flexible sales strategy reduces switching barriers for potential subscribers who may be reluctant to switch all of their telecommunications services, or for subscribers with existing contracts with other service providers.

Our Business Strategies

         Our business objective is to be the premier facilities-based provider of integrated broadband telecommunication solutions to business and governmental customers in Mexico, Central America and the Andean region. Our strategies to achieve that objective include the following:

     o We focus on underserved markets in Latin America. We provide and intend to expand our integrated communication solutions in under-served markets in the Mexican, Central American and Andean regions of Latin America. These areas have a combined population of more than 162 million people, and we believe there is a large and growing demand for telecommunications services in these markets. As a first provider of competitively priced bundled telecommunications services in many of these rapidly deregulating markets, we believe we will be able to secure a significant subscriber base and market share with minimal turnover.

     o We pursue strategic acquisitions of subscriber bases and ancillary services. In addition to developing our own subscriber base through the promotion of our telecommunications services, we engage in selective acquisitions of existing telecommunications subscriber bases by acquiring other existing telecommunications providers. We benefit from the revenue generated by these acquisitions and from the vertical integration of key service providers. During the past year, we acquired existing telecommunications subscriber bases in Mexico, El Salvador, Guatemala, Panama, Costa Rica, the Dominican Republic, Honduras, and Nicaragua, and we have entered into an agreement to acquire additional subscribers in Guatemala.

     o We focus on providing Internet and network services to the business customer. We are focusing our initial network development and acquisition activities on adding to our high-speed and dial-up Internet access, network services and value-added services. We believe the subscriber base for these services is, in general, more affluent and stable. By first emphasizing those services, we believe we will be able to achieve positive cash flow more quickly.

     o We use our own broadband communications networks. We provide a significant portion of our telecommunications services through our own next-generation transmission networks. We intend to acquire our own transmission networks in markets where we currently lease network rights from other parties. The flexibility of our network architecture allows us to minimize the deployment of network equipment not associated with revenues, since a significant portion of our planned capital expenditures will be for the purchase of subscriber premises equipment, which is generally deployed only when we acquire subscribers. In addition, our systems do not need to cover an entire market before we can initiate service in that market. By contrast, competitive wireline networks incur the majority of their costs before the first paying customer is switched on.

     o We use multiple delivery systems. We use a combination of fiber-optic cable, coaxial cable and broadband fixed wireless transmission networks to deliver our services. We believe this approach allows the most flexible and efficient delivery of high-speed "last mile" connectivity and provides a lower overall network cost for delivering our bundled telecommunications services.

     o We focus on end users. We offer our services directly to end users, rather than positioning ourselves as a wholesale network service provider. By deriving our revenues from providing telecommunications services directly to end user customers, we believe we will quickly establish a sustainable and broad customer base. We also believe that, by offering state-of-the-art last-mile connectivity, we will create significant barriers for our competitors to overcome. This strategy should minimize the risk of generating substantial revenues from only a limited number of sources, and should maximize our revenues and profitability by allowing us to access the higher priced retail market.

     o We maximize subscriber penetration and focus on the business customer. We initially offer our services in portions of our markets where we believe we have the most potential to generate significant subscriber growth. These areas include the major metropolitan areas of Mexico, Venezuela, Guatemala, El Salvador, Costa Rica, and Panama, the primary business centers for each country, which have a potentially greater demand for telecommunications services. Once we establish an operating platform in a market area, we focus on maximizing subscriber growth through careful segmentation of the business customer base, customizing the services we offer to each identified segment, and competitively pricing our services.

     o We use and support local management. We rely on local managers in our markets. Our local managers play an active role in securing network rights and obtaining necessary regulatory approvals, assist us in arranging, identifying and evaluating opportunities for our business, and provide local advocacy for our operations. Our local managers typically have operating experience in the telecommunications industry, and are supported by our corporate operations staff in the United States. We believe our use of local managers allows us to respond rapidly and effectively to operational matters, develop and maintain effective working relationships with local partners and capitalize on telecommunications opportunities. We have recently acquired several companies and have been able to retain their local experienced management.

     o We enter into strategic alliances. We have entered into strategic alliances with a number of companies already active in the Latin American telecommunications markets. We believe these partners are both influential and respected within their countries or regions, and they typically work closely with our senior management.

Our Network Technology

         We employ an IP-based technology platform that uses packet switching to transmit voice, video and data elements over the same network in the majority of our markets. We combine this technology with a delivery system that uses fiber-optic networks, coaxial cable networks and wireless telecommunication networks. We believe this architecture allows the most efficient delivery of high-speed "last mile" connectivity with IP-based service offerings, such as Internet, intranet, extranet and voice services. We also believe an IP-based platform provides an economical method for delivering high quality bundled communications services. We ultimately plan to provide voice, data, Internet and video services over the same network architecture in each of our markets. In the market areas where we have acquired companies that use non-IP-based platform (such as ATF/frame relay systems), we intend to convert those networks to IP-based platforms.

         The strong demand for higher transmission speed and bandwidth, and the emergence of a number of new technologies applicable to the communications industry, have resulted in a convergence of data and voice transmission. We believe this convergence is creating a fundamental change in the telecommunications industry--a move from the traditional circuit-switched networks that were primarily designed for voice communications to packet-switched networks using IP technology. This technology makes it possible to move information at a lower cost, because IP makes more efficient use of a network's capacity.

         Circuit-switched networks use a single circuit for each conversation, and route each data transmission separately. Each conversation occupies an entire circuit or portion of the network for the duration of the call or data transmission, even if there are times when no data is being transmitted. In a packet-switched network, however, there is no single unbroken connection between sender and receiver. When information is sent, it is broken into small packets that are mixed with other transmissions, sent over many different routes at the same time, and then reassembled at the receiving end. IP is used as the basic form of creating and reassembling the packets and ensuring the packets reach the correct destination. Because IP packet switching makes it possible to fill a network's entire capacity with packets, it can move large amounts of information efficiently.

         Packet-switched networks have less overhead than traditional circuit-switched networks, which also translates into cost savings. Sprint Corporation, for example, estimates it will save 70% over circuit-switching with its packet-switched network. For a provider with both local and long distance facilities to move a 650-megabit CD ROM worth of information (which is the equivalent of the contents of eight encyclopedia volumes) from New York to London over a traditional public circuit-switched telephone network would cost the provider approximately $27.00. The cost to move the same amount of information over an IP network would be only about $2.00.

         We also believe our IP-based architecture facilitates a significantly more sophisticated bandwidth management capability. Most of our competitors offer only limited bandwidth guarantees, such as high-level voice, video and data management, but we can actively manage bandwidth at a services layer. This means we can allocate bandwidth on demand to a particular data stream, voice conversation or video stream, as needed. We believe this capability will be a significant service differentiator in the market place.

         We combine packet-switched technology with a delivery network that uses hybrid fiber-optic and coaxial cable networks with wireless telecommunications systems. Over the last few years, high-frequency radio transmission has been shown to be a reliable, high-capacity, scalable telecommunications transport network method, and standardized point-to-point and point-to-multipoint equipment is now available from numerous vendors.

         In late 1999, we began the process of selecting a technology partner to assist us in the design, construction and financing of our integrated networks. We received responses to our request for proposals from several of the world's largest telecommunications systems builders and integrators. In early 2000, we narrowed the partner selection process to three potential vendors and, in March 2000, we entered into an umbrella agreement with Alcatel. Alcatel has operations in over 130 countries and annual revenues of over $22 billion, and is a world recognized builder of next-generation telecommunications networks.

         The umbrella agreement is contingent on our negotiating with Alcatel the terms of separate turnkey contracts for the various segments of our network. Alcatel has agreed to provide us with up to $175 million in vendor financing as part of the relationship. Under the terms of the agreement, we will work with Alcatel to expand our networks in 17 cities across Mexico, Guatemala, El Salvador, Costa Rica, Panama and Venezuela.

         Alcatel has agreed to construct a state of the art, "pure" IP network for us that will function for both voice and data applications. Although the contract represents Alcatel's first next-generation IP network to be deployed in Latin America on a pan-regional basis, Alcatel has significant network design, construction and systems integration experience. Further, our relationship with Alcatel is not exclusive, so we will be able to use the services of other network and systems integraters if, for any reason, Alcatel has difficulty in meeting the operational specifications contained in the umbrella agreement.

Our Markets

         We have grown rapidly since we began our operations in 1995. Our customer base has increased from 900 cable television customers in one country in 1997, the year we acquired our first operating system, to 659 high-speed data customers 4,379 dial-up Internet customers, and 29,000 cable television customers in nine countries. Those numbers will increase to 1,159, 8,579 and 37,000 respectively, when we acquire Metrotelecom. Our customers include large corporations and businesses, government agencies and residential customers. Our focus going forward will be to grow our market share among business customers. The table below provides summary information regarding our operations and markets. Our operations are described in more detail in the individual market discussions on the following pages:



-------------------------------------------------------------------------------------------------------------------
                                                              Customers(2)
                                                        ------------------------
       Country/Market             Operations(1)            1999          2000          GDP(3)       Population(4)
-------------------------  ---------------------------  ------------------------  --------------  -----------------
  Mexico                    NS, ISP, WH                      0           535         $410.0 bn           96,000,000
 Central America (5)
     El Salvador            NS, ISP, CATV, Tel, WH       26,000(6)    30,350(7)       $11.8 bn            6,200,000
     Guatemala              NS, ISP, CATV, Tel               0        12,825(8)       $18.6 bn           11,500,000
     Panama                 NS, ISP                          0          267(9)        $8.7 bn             2,700,000
     Costa Rica             NS                               0          3(10)         $9.7 bn             3,700,000
     Dominican Republic     NS                               0          10(11)        $14.6 bn            8,100,000
     Nicaragua              ISP                              0          81(12)        $2.0 bn             4,600,000
     Honduras               ISP                              0         542(13)         4.5 bn             6,200,000
 Venezuela                  NS, ISP                      1,771(14)    2,660(15)       $86.6 bn           22,800,000
-------------------------------------------------------------------------------------------------------------------

(1) "NS" means network services; "ISP" means high-speed or dial-up Internet services; "CATV" means cable television; "Tel" means telephone services; and "WH" means web hosting services.

(2) As of March 31 for the year shown, with the exception of the figures for Guatemala, which assume our acquisition of the Metrotelecom system. That acquisition is expected to occur in early April 2000. Without the Metrotelecom subscribers, the customer count in Guatemala would be 125.

(3)  Gross domestic product, as estimated for 1998.

(4)  As of 1999.

(5) At December 31, 1998, this market region included our operations in El Salvador, Costa Rica and Panama. At December 31, 1999, this market region included our operations in those countries plus Guatemala, Nicaragua, Honduras and the Dominican Republic. The customers attributable to our operations in Guatemala include the customers we will acquire in connection with our purchase of the Metrotelecom operations. The Metrotelecom operations are described below.

(6)  Represents 26,000 CATV subscribers.

(7) Represents 29,000 CATV subscribers, 550 network services and high speed Internet access subscribers (with over 875 connections) and 800 dial-up Internet customers.

(8) Represents 506 high speed data, 4,319 dial-up Internet and 8,000 CATV customers. Includes those customers and services associated with the Metrotelecom transaction.

(9) Represents 54 high speed Internet access and network services customers and 213 dial-up Internet customers.

(10) Represents network services customers.

(11) Represents network services customers.

(12) Represents dial-up Internet customers.

(13) Represents dial-up Internet customers.

(14) Represents dial-up Internet customers.

(15) Represents 12 high speed Internet access and network services customers and 2,648 dial-up Internet customers.

Mexico

         General. We entered the Mexican market in 1999. In June 1999, we acquired an approximately 17% of the capacity of a fiber optic network in Mexico City that is owned by Metronet, S.A. de C.V., or Metronet, and entered into an option to purchase up to 33% of the capacity of that network. At closing, the network consisted of approximately 117 route kilometers (containing approximately 1,153 kilometers of fiber strands), and is configured in three existing rings. In connection with that transaction, we also entered into an agreement with Metronet to jointly pursue the development of new fiber networks in seven other major Mexican cities.

         In December, we acquired International Van, S.A. de C.V., or Intervan, a corporation that provides data networking and network access services to over 500 corporate customers (representing over 2200 operating connections) in Mexico through a nationwide ATM/frame relay network. Intervan currently provides the majority of its services through a leased network owned by Telmex, the national phone company. We intend, however, to migrate Intervan's customers to our fiber optic capacity in Mexico to the extent possible.

         Our Market Opportunity. We believe the Mexican market presents an excellent opportunity for the expansion of our business. Mexico has a population of approximately 96 million, with a moderate-to-high per capita income. Mexico's gross domestic product (which was approximately $380.9 billion in 1998) is expected to grow by 5% in 2000, after an increase of 3.7% in 1999. Additionally, since the signing of the NAFTA Treaty, the Mexican economy has been more closely tied to the United States economy, and it weathered the recent international currency turmoil better than other Latin American countries.

         Although the Mexican telecommunications market is one of the largest in the world, Mexico had a teledensity of less than 10% in 1998 (compared with over 60% in the United States). Between 1990 and 1996, the number of installed lines in Mexico increased from 5.4 million to 8.8 million lines, an increase of 60%. The number of installed lines is expected to increase to 12.1 million in 2002, when teledensity is expected to reach 11%. The Mexican data traffic and Internet access market is estimated to have a compounded annual growth rate of 38% over the next five years.

         Regulatory Environment. The 1995 Ley Federal de Telecomunicaciones, the 1940 Ley de Vias Generales de Comunicacion, the 1990 Reglamento de Telecomunicaciones and the rules promulgated by Cofetel (such as rules for local and long-distance interconnection), define the regulatory structure applicable to telecommunications services in Mexico. The objectives of the 1995 Telecommunications Law are to promote the efficient development of the telecommunications industry, to encourage fair competition in the provision of quality, low-priced services and to assure satisfactory coverage of the population based on socio-economic factors.

         Telecommunication services in Mexico and service providers are regulated and supervised by the Secretaria de Comunicaciones y Transportes, or SCT, and the Cofetel. The SCT is the governmental agency principally responsible for regulating telecommunications services in Mexico. Cofetel was established by a Presidential Decree as an independent authority within the SCT and is responsible for

     o issuing secondary regulations applicable to the telecommunications industry

     o recommending to the SCT the grant, amendment, extension, assignment and revocation of concessions and permits and

     o supervising concessionaires engaged in interconnection negotiations and, if necessary, resolving any differences arising from these negotiations.

Cofetel also regulates the auction of radio spectrum frequencies. The SCT retains, however, the authority to grant all concessions and permits and to resolve major issues in which Cofetel can only make recommendations, such as spectrum allocation and the imposition of penalties.

         Under the Ley Federal de Telecomunicaciones, or FTL and the Ley de Inversion Extranjera, or FIL, no more than 49% of the capital stock of a Mexican corporation holding a concession to provide local telephone, or domestic and international long distance services, may be held by non-Mexican investors, except in the case of concessions for cellular communications services, in which the participation of non-Mexican investors may exceed 49% if the corporation obtains the prior approval of the National Commission of Foreign Investment. Corporations holding those licenses may not have foreign owners which, individually or collectively, have a direct participation in 49% of the corporation's voting shares or effective control of the corporation.

         To provide public telecommunications services in Mexico through a public network, a service provider must obtain a concession from the SCT. Under the FTL, concessions for public networks may not have a term of more than 30 years, and concessions for radioelectric spectrum may not exceed 20 years.
Concessions may be extended for a term equivalent to the term for which the concession was originally granted. In addition to concessions, the SCT may grant permits for

     o    establishing,   operating  or  exploiting  private  telecommunications
          services not constituting a public network

     o    installing operating or exploiting transmission ground stations and

     o    providing telecommunications services as a reseller.

There is no specified maximum term for permits. Under the FTL, only registration with the SCT is required to provide value-added telecommunications services

         The telecommunications regulations and the concession of Telemex contain various provisions designed to introduce competition. In general, the SCT is authorized to grant concessions to other parties to provide any of the services which Telmex has provided under its concession. In 1996, the SCT opened the Mexican market to competition for fixed-link domestic and international long-distance telephone services. Prior to that time, as long as Telmex was in compliance with its concession, no competing long-distance provider could operate.

         Starting in 1997, Telmex was required to permit any other concessionaire to connect to its network. The SCT issued the technical rules for the interconnection of competing long-distance carriers with the Telmex network in July 1994, specifying that there would be an unlimited number of long-distance concessions and that Telmex must provide over 200 interconnection points by the year 2000. The Telmex concession provides that other terms of interconnecting, including fees, are generally to be negotiated between Telmex and each other long-distance carrier.

         In 1996, the SCT released rules governing long-distance services, together with basic technical plans for numbering and for signaling. The new long-distance rules establish the general framework for competitive long-distance services, including rules regarding customer selection of carriers, allocation of service-related liabilities, subscription, billing and collection. They also provide for certain consultation and information-sharing mechanisms among service providers and with the SCT.

         Network Architecture. We currently own 17.46% of the capacity of the Metronet network. As of March 2000, the network had approximately 204 kilometers of fiber in Mexico City. The network consists of three interconnected rings and contains, in the aggregate, 3,929 kilometers of fiber optic strands. Under the terms of our purchase of our capacity rights, we have the right to purchase up to a total of 33.33% of the fiber optic capacity of the network. Additionally, we have 2,266 fiber optic strands in Guadalajara and 2,039 kilometers of fiber optic strands in Monterrey. Intervan currently uses both leased lines from Telmex and the Metronet network to provide services to customers. We intend to migrate our customers to the Metronet network to the extent possible.

         The Metronet network currently consists of over 204 kilometers of fiber-optic pathways. We expect the network to be increased to over 370 kilometers by the end of 2000. We are also scheduling the construction of networks in other cities in Mexico, as follows:

     o We will construct a network in Monterrey, and expect to have Phase I of the 43 kilometer network completed by the end of the first quarter of this year.

     o We have scheduled the construction of a network in Guadalajara, which we believe should be completed in the third quarter of this year.

     o We have scheduled the construction of a 47 kilometer network in Ciudad Juarez, which we believe should be completed in the fourth quarter of this year.

     o We have scheduled the construction of a network in Puebla and Leon, which we believe will be completed in 2001.

     o We intend to enter into alliances with third parties that currently own networks in Chihuahua and Tijuana.

         We use an IP-based network architecture in all of our markets except Mexico, which, due to current customer requirements, uses primarily an ATM/frame relay system. We intend, as the market allows, to migrate all of our current customers in Mexico to our IP-based system and intend to use our IP-based system for new customers.

         Our Customers. Our customer base in Mexico consists of businesses which subscribe to our Network Services, high-speed Internet and web hosting services. The customers include multinational corporations, governmental agencies and other businesses in different industries, including banking, insurance, manufacturing, tourism, and retail operations. We intend to expand our marketing efforts in Mexico to a broader customer base, including residential users and, as regulatory changes take place, intend to apply for the authority to provide telephony services.

     As of March 1, 2000, our top customers in Mexico were as follows:

     o    MCI Worldcom

     o    Grupo Seguridad Integral, S.A. de C.V. (Cometra)

     o    Qualitas Compania de Seguros, S.A. de C.V.

     o    Internacional de Ceramsca, S.A. de C.V. (Interceramic)

     o    Intermedia Communications Inc.

     o    Liberty Mexico Seguros, S.A.

     o    Independencia, S.A. (Financiera Independencia)

     o    Ernst & Young Mexico

     o    Generali Mexico Compania de Seguros, S.A.

     o    Compania Sherwin Williams, S.A. de C.V.

     o    CBI Grupo Financiero

     o    Samsung Electronics, S.A. de C.V.

         Competition. The telecommunications market in Mexico is more competitive than most other markets in which we currently operate. Intervan was the first company offering data transmission services in Mexico and is the largest company in the industry independent of carriers. We believe no other provider of bundled high-bandwidth services in the market focuses on "last mile" solutions as we do. As a result, we believe we can successfully increase our penetration in the Mexican market by adapting operating strategies similar to those we have used in our other markets.

         There are few companies offering comparable comprehensive datacom services in Mexico, and almost all are carrier-related. Our primary competitors in Mexico today are Telmex, Avantel and Alestra. Additional data service companies that are indirect competitors because of a different product offering (namely analog-based services) include Optel and InfoAccess. A summary of key operating data is listed below. Neither Avantel nor Telmex provide services beyond connectivity.

                         InterVan        Avantel        Alestra       Telmex
                         --------        -------        -------       ------
FR Ports                  2,200            560            980          4,500
ATM Backbone               YES             YES            YES           YES
Customers                  520             100            150           980
Value Added Services       YES             NO              NO           NO
Outsourcing                YES             NO              NO           NO
Market Share               18%             5%              6%          70%

         Telmex is the largest provider of packet-switched data communications in Mexico through its subsidiary Red Uno. Telmex has successfully capitalized on its advantage as practically the sole owner of local loops, public switches and last-mile connections in many parts of the country. Telmex acquired Red Uno, a data services company in 1996, which allowed it to position itself as a facilities based VAS provider. Telmex also offers nationwide Internet services under its wholly owned subsidiary UniNet, which it merged with Red Uno. Avantel (which is a joint venture of MCI and Banamex Accival) operates an extensive long-haul fiber optic backbone in Mexico and focuses primarily on providing capacity for long-distance and Internet traffic. Because of Telmex's high interconnection prices and backbone unreliability, Avantel has been able to position itself as the main provider of Internet access to ISPs in Mexico. However, Avantel has not been able to acquire a critical mass of customers that require wide area connectivity, virtual private networks, or other services that use frame relay and ATM transmission technology. Alestra, which is a joint venture of AT&T, Grupo Alfa and Bancomer, has chosen to focus its energies on increasing its long distance business instead of providing datacom services.

Central America

         General. Our Central American market region operations are conducted in seven countries--El Salvador, Guatemala, Panama, Costa Rica, Nicaragua, Honduras and the Dominican Republic. We have over 32,000 customers in those market areas, including 750 high-speed data customers (representing over 2,000 connections), and 1,900 dial-up and high-speed Internet customers. When we complete the Metrotelecom transaction (as described below), we will add 12,700 additional customers to that subscriber base, including 510 high-speed data customers, 4,200 dial-up and high-speed Internet customers and 8,000 CATV customers.

         We began our operations in the region in 1998, when we acquired an interest in an operating cable television system in El Salvador. That system is the largest CATV system in El Salvador. We also provide network services, high speed and dial-up Internet access, web hosting and telephony services.

         In December 1999, we added to our operations in the region by acquiring all of the operations of GBNet Corporation, or GBNet, which provides data networking and internet access services through seven subsidiaries to over 400 high-speed data customers (representing over 1,200 connections) and over 1000 dial-up Internet customers in Guatemala, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and the Dominican Republic. The seller of GBNet was General Business Machines Corporation, or GBM, the exclusive general distributor of IBM products and services in several Latin American countries, including the countries in which GBNet operates. In connection with that transaction, we also entered into a number of other agreements with GBM, including a commercialization agreement under which GBNet and GBM agreed to recommend one another as a preferred provider of services and products, an equipment purchase agreement under which GBM agreed to provide GBNet with preferred purchasing terms on any IBM equipment it acquires from GBM for its operations, and a network management agreement, under which GBNet will provide GBM with managed data network services connections.

         Finally, in December 1999, we entered into a letter of intent to purchase the stock of Grupo Metrotelecom, S.A., a Guatemala holding company that conducts high-speed data, dial-up and high-speed Internet and telephony services in Guatemala, and the assets of an affiliate of Metrotelecom, S.A. that provides CATV services using its own fiber and coaxial cable network. Grupo Metrotelecom, S.A. and the CATV affiliate are referred to in this report collectively as "Metrotelecom". Metrotelecom currently has over 8000 CATV customers, 510 high-speed data customers (representing 1,500 connections), 4200 Internet customers and processes over 6 million telephony minutes per month. Unless otherwise noted in this report, the information regarding our markets, operations, subscribers and networks assumes the consummation of the
Metrotelecom acquisition. As described in more detail below, the December 1999 letter of intent expired in January 2000, but we and the sellers are still negotiating the terms of the final documents for the transaction in good faith, and we expect to close the transaction in early April, when we receive the last of the governmental approvals for the transaction. We cannot give any assurances, however, that the acquisition will take place, or that it will take place on the terms described below.

         The following information summarizes our Central American market operations:

El Salvador.

         General. We currently have over 30,000 customers in El Salvador. Those customers include approximately 29,000 CATV subscribers, 550 network services and high speed Internet access customers (representing over 875 connections) and 800 dial-up Internet customers. Those customers include approximately 45 high-speed data customers we acquired as part of the GBNet acquisition in December 1999. The balance of our El Salvadoran customers are serviced through Chispa Dos, Inc., or Chispa, a holding company in which we hold an approximate 33% interest that conducts operations exclusively in El Salvador. Chispa has four operating subsidiaries, two of which provide cable television services, one of which provides data transmission and Internet access services, and the last of which will provide telephone services. Under the terms of our acquisition of our interest in Chispa, we also acquired operating and management control of that entity.

         The cable television operating subsidiaries are, together, the largest cable television providers in El Salvador, with over 75,000 homes passed and over 29,000 subscribers. Those subscribers represent approximately 47% of the CATV market in El Salvador. The data services and Internet access operating subsidiary launched its services in early 1999 and signed up approximately 333 subscribers in its first two weeks of operations. That system provides Internet access over the public switched system to over 800 subscribers and high-speed data services to over 550 subscribers (representing over 875 connections). In addition, we recently executed an interconnect agreement with the incumbent telephone provider in El Salvador, which allows us to provide telephony services in that country. As of March 15, 2000, we were processing over 900,000 minutes of telephony per month.

         Our Market Opportunity. We believe El Salvador presents significant opportunities for providers of bundled telecommunication services. In addition, we believe El Salvador presents favorable market conditions and has demonstrated its intent to promote telecommunications investments by adopting a fairly open regulatory regimen.

         Despite increased investment in the telecommunications sector since the end of the El Salvadoran Civil War in 1992, the El Salvadoran telecommunications market remains significantly underserved by existing operators. As of 1998, El Salvador had a wireline penetration of only approximately 8.7%, and the average waiting time for a new line was over five years. The unmet demand for telephone lines is estimated to be between 500,000 and 800,000 lines. This need will contribute to strong demand for new telephone services and, in addition, the market for international-long distance services benefits from the approximately 1 million Salvadorans living in the United States. Approximately 80% of the international long distance revenues from calls to El Salvador are generated by traffic from the United States.

         El Salvador has Central America's second largest economy. In 1998, it had an annual growth in real gross domestic products of approximately 4.1%, to $11.8 billion. Additionally, El Salvador is one of only four investment grade countries in Latin America, as recognized by a Baa3 rating from Moody's Investor Services. The El Salvador inflation rate is also relatively low, and was approximately 4.1% per annum in 1998 and 3.5% in 1999. El Salvador's exchange rate has also been historically stable.

         El  Salvador's   population   is   approximately   6.2,   million  with
approximately 1,625,000 of those persons living in the capital city of San Salvador. San Salvador is the financial, commercial and political center of El Salvador and has one of Central America's highest population densities. The total number of urban households in El Salvador is approximately 725,000, and the average buying power per urban household is approximately $9,620. The top three out of five urban socioeconomic segments present approximately 42% of the total households in the country.

         Regulatory Environment. El Salvador's telecommunication law is considered to be one of the most liberal in Central America. In September 1996, the El Salvadoran Assembly enacted the Telecommunications Framework Law, which established a new regulatory environment and paved the way for the break up and privatization of the government-owned monopoly on telecommunication services. The Superintendent General for Electricity and Telecommunications is responsible for the regulation and oversight of the telecommunications sector, resolves conflicts over interconnection and access issues, awards concessions and also allocates frequencies. Concessions or licenses are required to provide local, long distance services and wireless services, although there are typically no build-out requirements. The 49% limitation on foreign ownership is only applicable to radio broadcasting and television licenses. While rates for telecommunication services are generally capped, operators are free to set their actual rates anywhere below the cap. Data service providers, including ISPs, are not required to obtain a concession or license to offer their services.

         Under the Telecommunications Framework Law, private companies can currently provide the following telecommunications services in El Salvador:

     o    Wireline Voice (local and long distance)

     o    Data Services

     o    Internet access

     o    Value added services

     o    Wireless services

     o    Cable television

         Network Architecture. As part of our strategy to provide bundled high-speed internet access and data connectivity to our customers, we completed the construction of our El Salvador network in early 1999, which consists of a fully redundant 100 kilometer fiber-optic ring interconnected with 70 kilometers of 750 MHz two-way coaxial cable. The all-aerial network uses coaxial cable for "last mile" connectivity to our subscriber locations. The network covers approximately 85% of the business community of San Salvador. In areas of new development, we initially intend to use wireless communications to provide services using wireless rights we acquired in 1998, and then deploy cable through areas of higher density. We also completed the construction of a central network operations center, or NOC, which monitors our El Salvadoran network 24 hours a day, seven days a week, and provides real-time alarm, status and performance information and a network point of presence, which provides an efficient method for detecting potential system faults before they occur and minimizes our response time. During 2000, we intend to complete the upgrading of approximately 35% of our network to a 750MHz system.

         Our Customers. We believe we have achieved significant penetration levels among our targeted CATV customers, and we are now expanding our marketing efforts in El Salvador for our CATV services to a broader residential customer base, including to subscribers in the cities of San Miguel and Santa Ana. For high-speed internet and data transmission services, we target multinationals, government agencies, and other businesses in different industries, including banking, manufacturing, tourism and retail operations. We recently signed an interconnect agreement with the incumbent telephone company, which allows us to provide telephony services in El Salvador. We intend to market these services to large multinational corporations, governmental agencies and other business in different industries, and thereafter, to a broader range of residential and commercial operations.

     As of March 1, 2000, our largest customers in El Salvador were as follows:

     o Hotels - Camino Real Intercontinental, Alameda, Princess, Marriot, Holiday Inn, Siesta, Mediterraneo Plaza, Novo, Puerto Bus

     o Hospitals - Centro Ginecologico, Hospital de Emergencias, Centro Pediatrico, Hospital de la Mujer

     o High Speed Internet - Liceo Frances, Del Sur S.A. de C.V., Compania Comercial Curacao, Adan Romero, Newcom El Salvador, S.A. de C.V., D'Casa S.A. de C.V., Ministerio de Educaion de El Salvadaor, Edmundo Rodriguez, Corpoweb.com S.A. de C.V., Fonseca Computadoras S.A. de C.V.

         Competition. Until its privatization, the national telephone company supplied all public telecommunication services in El Salvador. Beginning in July 1998, various entities acquired control of portions of El Salvador's telecommunication service industry and, as a result, we currently have a number of competitors in El Salvador for each of our service offerings. We believe, however, that we are currently the only integrated service provider that is capable of delivering bundled broadband, high-speed internet access, data transmission, voice and video services to a broad range of customers.

         Based on available data, we believe our market shares for our services are approximately 47% for cable television, and 50% for Internet access. Information for data transmission is not generally available. Our primary competitors in El Salvador, the markets in which they compete and their relative market shares, are as follows:

     o    Cable Television--Cable Color (34%),

     o    Internet Access--Salnet (21%), CTE (12%), Vignet (12%), Cytec (7%)

     o    Data transmission--CTE (N/A), Tortsatelsa (N/A)

Guatemala.

         General. We recently entered into a letter of intent for the purchase of Metrotelecom, a holding company and its affiliate in Guatemala that provide Internet access, network services, CATV and local and long distance telephony services. Metrotelecom provides services to approximately 8,000 cable subscribers (with over 50,000 homes passed), 4,200 Internet subscribers and 500 high-speed data customers. Metrotelecom is the largest ISP in Guatemala and the second largest provider of CATV services. In addition, Metrotelecom is processing approximately 8.5 million minutes of telephony per month, which makes it the largest aggregator of local minutes after the incumbent telephone operator and the nationalized cellular phone company. We believe that, by acquiring Metrotelecom, we will establish ourselves as a premier provider of broadband, high-speed internet access and data transmission services, voice and video services to businesses and residential customers in Guatemala.

         We originally agreed to acquire Metrotelecom in February 1999. Under the terms of that original agreement, we agreed to purchase 60% of the holding company for the ISP, high-speed data and telephony services, but not the affiliate that owns the fiber optic network those companies use to provide their services, or the CATV subscribers. In December 1999, we restructured the transaction and agreed to acquire 100% of the holding company (rather than 60%), plus the assets of the affiliate that owns the fiber optic network and CATV subscribers. The letter of intent called for a closing of the transaction no later than January 2000 (at which time the letter of intent technically expired), but the parties have agreed to extend their negotiations regarding our acquisition of the operations and assets, and we expect to complete the acquisition in April 2000. In addition to the subscribers we expect to acquire in the Metrotelecom transaction, we acquired 6 high-speed data (representing over 20 connections) and 119 dial-up Internet customers in Guatemala in connection our acquisition of GBNet in December 1999.

         Our Market Opportunity. We believe Guatemala offers significant opportunities for bundled telecommunication services. Guatemala has rapid economic and population growth, low penetration of telephone and data transmission services and a relatively open regulatory regime. At present, Guatemala's teledensity is 5.3%, the lowest in Central America after Honduras (4%) and Nicaragua (3%). However, we believe Guatemala's relatively large population, combined with recently favorable economic conditions, provides a significant potential for telecommunications services growth. According to industry experts, Guatemala's telecommunication sector will experience significant growth following the successful privatization of Telecommunicaciones de Guatemala, or Telgua, in October 1998 and the entry of new service providers into the market. Telgua estimates current demand for its phone lines totals approximately one million lines, and the official waiting list is for 400,000 lines. The teledensity in Guatemala is expected to double by the end of 2001.

         Guatemala has the largest economy in Central America, with a gross domestic product of approximately $18.6 billion. It has shown relatively strong, sustained growth, averaging 4.1%, over the past four years. We believe that infrastructure deficiencies, particularly in education, electricity, telecommunications and transportation, constrain more rapid development. However, the Guatemalan government recently liberalized several segments of the financial services industry, deregulated petroleum prices, and revised the commercial code. In addition, in 1996, Guatemala's government passed legislation to liberalize and privatize the telecommunications and electricity sectors.

         The population of Guatemala is approximately 12 million. Guatemala City, the capital of Guatemala, has a population of approximately 2.1 million and is the industrial and political center of the country. The total number of urban households in Guatemala is approximately 720,000, and the average buying power per urban household is approximately $14,138. The top three of out five urban socioeconomic segments in Guatemala represent approximately 33% of the total households.

         Regulatory Environment. Guatemala's telecommunications sector underwent a major transformation with the passage of the November 1996 General Law of
Telecommunications, which established a new framework for providing and regulating telecommunications services in Guatemala. As of May 1997, operators of telecommunications services have been obligated to provide access to essential telecommunications resources to other providers, opening the market for local, domestic and international services. In March 1998, the then government-owned incumbent local and international exchange carrier, Telgua, signed interconnection agreements with a number of competitive telephony providers, including a subsidiary of Metrotelecom. These agreements obligated Telgua to provide interconnection services. Telgua initiated performance under these agreements in February of 1999. Telgua was privatized in October 1998 when a consortium of financial investors from Central America purchased 95% of the company. Competitive providers are free to set their own tariffs on the services they provide. Currently, privately held companies can provide wireline voice services (local and long distance), data services, dial-up Internet services, dedicated data services, private network services and value added services.

         Network Architecture. We will provide our services in Guatemala primarily through Metrotelecom's network in Guatemala City, which consists of 90 kilometers of fiber optic infrastructure with six nodes interconnected with 200 kilometers of coaxial cable. The network, which is all underground, uses coaxial cable for "last mile" connectivity to subscriber locations. We have also secured two blocks of frequency in Guatemala's wireless telecommunications spectrum to provide our services through broadband multi-point wireless transmissions. In 1999 we leased a 256 MHz microwave connection, which we intend to increase to 512 MHz between our network in Guatemala and our network in El Salvador, which provides us with a long distance interconnection for our services. We also built a central NOC in Guatemala City, which will monitor the Guatemalan network 24 hours a day, seven days a week, and provide real-time alarm, status and performance information. Metrotelecom's network in Guatemala covers approximately 70% of the business community of Guatemala City.

         Our Customers. As of March 1, 2000, Metrotelecom's top business customers in Guatemala were as follows:

o  United States Embassy                      o  Cemaco
o  Industria Nacional De Alimentos (INA)      o  Alamacenes Paiz
o  Vecesa                                     o  Aprofam
o  Xerox                                      o  Mislion Diamarca
o  Minugua                                    o  Mision Tecnica Alemana (GTZ)
o  Bolsa de Valores Nacional                  o  Ministerio de Energia y Minas

         Competition. Internet services were first introduced in Guatemala in 1995. There are currently no regulatory barriers to prevent companies from offering value-added services, private network services or Internet services. We view the market for internet access services to individuals as competitive and somewhat fragmented, but we believe the market for high-speed data services is concentrated among fewer providers.

         Until January 1999, Telgua was the sole operator for local, long-distance and international telecommunication services in Guatemala. At the end of 1997, Telgua had 430,000 lines in service out of a total of 630,000 installed lines. In addition to Telgua's core business of providing local, long-distance and international telecommunication services, it provides leased lines, data network services, and telegraph services. Telgua has executed a number of access agreements with other operators that are planning to provide, or have already begun providing, domestic or international voice services. We expect our competition in this area to increase, but believe we will have an advantage over our competitors because our services are more reliable and cost effective.

         In the cable television market, there is one other main provider of CATV services in Guatemala City, and hundreds of smaller providers operating in rural areas throughout the country. We believe Metrotelecom's CATV operations are the second largest cable television operations in the country.

         Based on available data, we believe we will have approximately 32% of the Guatemalan market for Internet access, 5% of the Guatemalan market for data transmission and 16% of the Guatemalan market for CATV once we complete the Metrotelecom acquisition. Upon the completion of that transaction, our primary competitors in Guatemala, the markets in which they compete and their relative market shares will be as follows:

     o    Internet access--Infovia (23%), Quicknet (13%)

     o    Data transmission--Telgua (73%), Totalcom (7%), Cablenet (7%)

     o    CATV--Maya Cable (77%)

     o    Telephony--Telegua (above 70%)

Panama

         General. In 1999, we completed the construction of phase one of our network in Panama and began offering a full range of network services and high speed Internet access. As of the date of this report, we have approximately 267 customers in Panama (54 high-speed Internet access and network services customers and 213 dial-up Internet customers) which includes the operations we acquired in the GBNet acquisition. In 2000, we intend to build transmission nodes in Colon and Los Pueblos, extending our services to those areas.

         Our Market Opportunity. We believe the Panamanian market provides significant opportunities for bundled telecommunications services. We believe there is significant unmet demand in Panama for basic telephone services, reliable data transmission and Internet services, but that the country enjoys favorable economic conditions and an open regulatory regime for Internet access, data transmission and value-added services.

         Cable & Wireless Panama, or CWP, currently dominates the market for basic local, national and international voice services through its exclusive license, which will expire on January 1, 2003. CWP has announced an aggressive network buildout over the next few years, as it attempts to gain market share prior to losing its exclusive market position. Panama's teledensity of 15.4%, however, shows that there is still a high, unmet demand and growth opportunities for telephone services. In addition, we believe that the deregulated market for Internet access, data transmission and value-added services provides opportunities for companies like ours to become a significant provider of bundled high-band width, high-speed Internet access and data transmission services in Panama.

         Panama's economy is based on a well-developed services sector that accounts for approximately 70% of the country's gross domestic product. These services include the services relating to the operation of the Panama Canal, banking, insurance, governmental operations, the Transisthmian Oil Pipeline, and the Colon Free Zone, or CFZ. Panama's economy grew by approximately 1.5% in 1998 and is expected to have grown by approximately 3.1% in 1999, resulting in a gross domestic product for Panama of approximately $8.7 billion. Panama has a population of approximately 2.7 million, and the top three urban socioeconomic segments represent 43% of total households. There are approximately 365,000 urban households, and the average buying power per urban household totals approximately $8,865.

         Regulatory Environment. The new Telecommunications Law of 1996, and the subsequent sale of a controlling stake of Panama's national telecommunications monopoly, have significantly affected the telecommunications industry in Panama. We believe these two events mark the start of a liberalization of the telecommunications sector, which is expected to continue on January 1, 2003, when CWP's exclusive right to provide local and international telephony services, dedicated voice circuits and public and semipublic terminal services will end. At that point, a number of telecommunications services in Panama will become completely deregulated and opened to competition.

         In July 1999, Panama passed a new law regulating television, cable television and broadcasting services. The law, Law No. 24, provides that both television and broadcasting services are now considered public services subject to the supervision of Panama's regulatory entity, Ente Regulador de los
Servicios Publicos, or ERSP. As in the case of other telecommunications services, concessions for the provision of television and broadcasting services are granted by ERSPS. Procedures for obtaining concessions of those services or similar to those established for other telecommunication services. As of the date of this report, the markets for data services, Internet value-added services, trunking, satellite services, VSAT, and interactive multi-casting to private user groups is open to competition in Panama. Basic vocal services, as well as basic local and international services, dedicated voice circuits and personal telecommunications services are closed. As of January 2003, all markets currently closed are scheduled to be opened, but the law is unclear with regard to the provision of data services using cable installed plant and IP telephony.

         Network Architecture. In 1999 we completed construction of three wireless hubs in Panama City to deliver Internet access and data transmission services using a portion of the Panamanian radio frequency. In addition, we completed the construction of a NOC in Panama City and deployed a fiber-optic connection between our wireless hubs using pole rights we obtained from a local power utility. Our network currently covers approximately 60% of the central business district of Panama City.

         Customers. We intend to provide our high-speed Internet access and data transmission services to the large business community located in Panama City. The Panamanian economy is dominated by a well-developed services sector that includes the Panama Canal, banking, insurance, government and the CFZ. In addition, we intend to market our dial-up Internet access services as an additional service for our high-speed Internet and point-to-point customers. We also intend to aggressively market our regional dial-up services, which we believe will be available in the second quarter of 2000.

         Competition. Internet services first became available in Panama following the launch of a microwave link with Costa Rica in June 1994. There are five major ISPs conducting business in the Internet services market that have a combined customer base of approximately 35,000 subscribers. Two of these competitors (CWP and Cable Onda) currently provide a combination of Internet access and data transmission.

         We started offering services in Panama at the beginning of 2000. Our primary competitors in Panama, and the market shares which they hold, are as follows:

     o    Internet  Access--PSINET  (51%),  Orbinet (35%), CWP (40%), Bell South
          (3%)

     o    Data Transmission--Telpan (15%), CWP (75%), others (10%)

Costa Rica.

         General. In 1999 we completed the installation of our NOC and one hub as part of our metropolitan area network in San Jose, Costa Rica and, under the terms of the GBNet acquisition, acquired 3 high-speed data customers, including GBM, in the country. Those customers represent over 8 connections. We provide the high-speed data services through an agreement with RACSA (using its network), and we provide international connectivity to those customers using GBNet's frame relay network. We also currently provide one-way video, data and audio connection to 10 customers in Costa Rica, and are conducting technical tests for remote surveillance video services.

         Market Opportunity. We believe the Costa Rican telecommunications market presents strong opportunities for providers of bundled telecommunication services, based on the anticipated deregulation of the market, favorable economic conditions, and absence of a single company offering combined telecommunications services.

         We also believe the telecommunication sector in Costa Rica is more developed than most of the countries in the Central American region. However, the teledensity rate is still relatively low, as evidenced by a total of 16.1 lines per 100 persons in 1998. The telecommunications sector is expected to experience significant growth as a result of the upcoming deregulation of the telecommunications market and the expected increase demand for telecommunication services.

         Costa Rica experienced a 46% growth in CATV subscribers in 1997, equating to a 9.3% penetration of the estimated 600,000 TV households. That penetration rate is below the Latin American average of 13.9%, indicating a potential for continued subscriber growth. Over the next five years, the CATV market is forecast to grow at an average rate of approximately 28%. As of 1999, there were 40,000 commercial Internet dial-up subscribers in Costa Rica, up from 20,000 subscribers in 1997, reflecting an annual growth rate of 100%.

         Costa Rica has a population of 3.7 million, and has been recovering steadily from its 1996 economic contraction.

         Gross domestic product increased 3.2% in 1997, approximately 5% in 1998 and is expected to have increased approximately 1.7% in 1999, resulting in a total gross domestic product of approximately $9.7 billion. There are approximately 410,000 urban households in Costa Rica, and the average buying power per urban household is approximately $8,928. The top three out of five socioeconomic segments represent approximately 50% of all households.

         Regulatory Environment. In March 2000, Costa Rica's government passed legislation that will significantly restructure the country's telecommunications sector. The underlying approach to the legislation is a gradual liberalization of several key markets during the two or three years following its adoption. The privatization of Instituto Costarricense de Electridad, or ICE, the national telephone company, is currently not under consideration. Prior to the adoption of the new law, cable television was open to competition, but private data networks could be established only for a company's private use. Also, it was not legal to provide data networking service to anyone other than the actual owner of a network. We believe the new legislation for the restructuring of the country's telecommunication sector will open local voice, international long distance, data services, Internet access, and wireless voice services to competition.

         Network Architecture. In 1999, we completed two wireless telecommunications hubs (including one located at our NOC) which will, subject to our receiving appropriate approvals, enable us to deliver Internet access, data transmission and video services using a portion of the Costa Rican LMDS wireless telecommunications spectrum. In addition, we have installed over 2.8 kilometers of fiber-optic cable hubs, as the first step toward building a fiber-optic ring that will allow us to interconnect our wireless hubs and our NOC/hub. The fiber-optic cable run is in the downtown area in one of the central business districts of San Jose. Our NOC, which we completed in 1999, will monitor our network operations in Costa Rica 24 hours a day, 7 days a week, and provide real-time alarm, status and performance information.

         The complete technical plan for our network deployment in Costa Rica, once deregulation occurs, will include the installation of a total of 4 hubs connected using our wireless spectrum rights and an approximately 56 kilometer fiber-optic ring. The network, once completed, will cover approximately 80% of the business sectors of the San Jose metropolitan area.

         Our Customers. Subject to our receiving appropriate governmental authorization, we intend to provide our bundled services initially to business customers in San Jose, which has a population of approximately 1.3 million. We intend to offer our high-speed data transmission services to corporations, banks and financial institutions, chain stores and supermarkets, and our high-speed Internet access to the top level of socioeconomic segment residential customers, multi-nationals, universities and import/export corporations. In addition, we intend to market our dial-up Internet access services to residential customers in the second socioeconomic segment as an added value to business high-speed clients, and to small and medium sized companies. We are currently providing one one-way audio video and data connection to customers.

         Competition. There is currently only one Internet service provider operating in Costa Rica, which is known as RACSA. RACSA has approximately 20 authorized resellers. These companies act as resellers for both Internet access and data transmission services. We believe the deregulation of the Costa Rican telecommunications laws will allow us to compete in the market for Internet services and other value-added services.

         ICE, through RACSA, is the sole provider of bandwidth within Costa Rica, so there is presently no developed market for companies to offer dedicated data transmission services to corporate customers. ICE's customers routinely experience slow data transmission speeds, low network reliability, long waiting times for installation and repair, and poor customer service. If the market for data services is liberalized as a result of the ratification of the proposed telecommunications law, we believe that, with our infrastructure in place and operational, we will be well positioned to provide dedicated data transmission services to customers. We believe we can differentiate ourselves from other potential competitors in the Costa Rican market by offering speed and network reliability, integrated services and solutions for our customers' telecommunications needs, 24-hour technical and customer support and quick installation.

         The most aggressive competitors in the market place are two television companies, Amzak (Cable Color) and Cable Tica, which use existing fiber optic rings to provide their services and already are providing Internet services via cable modem.

Nicaragua, Honduras and the Dominican Republic.

         General. We acquired our Nicaraguan, Honduran and Dominican Republic operations when we acquired GBNet. We currently have over 633 customers in those market countries, consisting of 34 high-speed services customers (representing over 100 connections), and 599 dial-up Internet customers. We service those customers through the infrastructure arrangements we acquired in the GBNet acquisition.

         Our Market Opportunity. We believe the Nicaraguan, Honduran and Dominican Republic markets offer growth opportunities for bundled next-generation telecommunications systems, given the significant unmet demand for telephone communication services and the growing demand for other telecommunication services in those markets. The teledensity in Nicaragua, Honduras and the Dominican Republic are, respectively 3%, 4% and 9.5%, which in each case is below the average of approximately 12% for Latin America. Based on data for 1993, Nicaragua had only 67,000 telephones, Honduras had only 105,000 telephones and the Dominican Republic had only 190,000 telephones.

         Over the past eight years, Nicaragua has witnessed a significant increase in its economic prospects. Notwithstanding this progress, it still remains among the poorest countries in the western hemisphere, with a 1998 per capita gross national product of $410. Hurricane Mitch also significantly affected the country's economy. Gross domestic product growth was projected to be approximately 6% for each of 1998 and 1999, but (primarily because of Hurricane Mitch) actual gross domestic product growth was only 4% in 1998 and is expected to be 6% in 1999.

         Honduras also ranks amongst the lowest-income countries in the western hemisphere. Prior to Hurricane Mitch in the fall of 1998, Honduras was pursuing a modern economic reform program and had posted strong annual growth numbers. Hurricane Mitch, however, dramatically changed economic forecasts for Honduras. Honduras sustained approximately $3 billion in damages as a result of the hurricane and will probably see gross domestic product shrink by approximately 2% in 1999. Significant aid to the country has helped stabilize the economy and, in addition, the Paris Club and bilateral creditors have offered substantial debt relief to the country. The two largest cities in Honduras are Tegucigalpa, which has a population of approximately 2 million people, and San Pedro Sula, which has a population of approximately 1 million.

         The Dominican Republic is also one of the poorer Latin American countries. In December 1996, incoming President Fernandez presented a reform package for the Dominican Republic that included a devaluation of the peso, income tax cuts, a 50% increase in sales taxes, reduced import tariffs and increased gasoline prices, all in an attempt to create a market-oriented economy that could compete internationally. Most of these reforms were stalled in the legislature, but the economy grew vigorously in 1997 and 1998, with tourism and telecommunications leading the advance. The government is working to increase electric generating capacity, which it considers a key to continued economic growth, but the privatization of the state electricity company was met with several delays. In late September 1998, Hurricane Georges caused approximately $1.3 billion in damages to the country's agriculture and infrastructure.

         Regulatory Environment. The regulatory structure for telecommunications
services  in   Nicaragua,   Honduras   and  the   Dominican   Republic   differs
substantially:

     o Nicaragua. Beginning in August 1994, Nicaragua's telecommunication sector underwent a series of major transformations. At that time, the Instituto Nicaraguense de Telecomunicaciones y Correos was divided into two legal entities--Telcor and Eintel. TELCOr became Nicaragua's regulatory agency, and EINTEL took over the functions of the country's nationalized telephone company. The objective was to begin the process of incorporating new investors in EINTEL through major changes in the Nicaraguan telecommunications laws. The August 1994 actions were followed by the approval, in August 1995, of the General Law of Telecommunications and Other Postal Services (Law No. 200), and the promulgation of telecommunications regulations under Decree No. 19-96. In March 1996, the Nicaraguan assembly enacted the Telecommunications Framework Law (Law No. 210), which established a new regulatory environment and paved the way for the break up and privatization of the government-owned monopolies on telecommunication services. That law also provided for the sale of 40% of the shares of EINTEL to the public.

                  TELCOR, the regulatory entity in charge of regulation and oversight of the telecommunication sector, is charged with establishing prices, resolving conflicts over interconnection and access issues, and also awards concessions and allocates frequencies. In December 1999, Law No. 326 modified
Article 29 of Law No. 200 by deleting the limitations on foreign ownership. Those limitations formerly required majority ownership of telecommunications companies to be held by Nicaraguan citizens. The 49% limitation on foreign ownership now only applies to mass media, which Nicaragua designates as radio broadcasting and television.

         The telecommunications law governs five sectors:

     o Public services, which are designated as essential, of utility and of general importance to the habitants of Nicaragua

     o Services of general interest, such as other public services, not including essential public services, which are offered to the public under the guidance of TELCOR

     o Services of special interest, which are offered by an operator with a limited number of clients

     o Services of particular interest, which are services established by a national or legal entity to satisfy its own needs, and

     o    Non-regulated  services,  which are services  generally  designated as
          being  those  services  that  may  be  operated  without   substantial
          limitations or governance from TELCOR

     o Dominican Republic. In the Dominican Republic, the legal framework for telecommunications is based on General Telecommunications Law 153-98, which was enacted in 1998, the resolutions promulgated under that law and the concession agreements that have been entered into by the Dominican Republic with individual service providers. Law 153-98 is the result of a joint government and industry project conducted with the assistance of the ITU. As part of this process, the ITU drafted a proposed telecommunications law and various regulations, including interconnection and tariff regulations, in consultation with Dominican telecommunications carriers.

         The   Constitution   of  the   Dominican   Republic  also  affects  the
telecommunications  sector.  Among  other  individual  and  social  rights,  the
Constitution guarantees Dominican citizens the freedom of trade. The Constitution specifically provides that monopolies may be established only for the benefit of the Dominican government and must be created by law.

         Law 153-98 established a basic framework to regulate the installation, maintenance and operation of telecommunications networks and the provision of telecommunications services and equipment. The law adopted the "universal service principal," by guaranteeing access by telecommunications services at affordable prices in low income rural and urban areas. The law creates a fund for the development of the telecommunications sector that is supported by a 2% tax on industry participants' billings for all telecommunications services. The law eliminated the former 10% tax charged on billings of international and domestic long distance traffic to customers.

         Law 153-98 created an independent regulator with strong regulatory powers, the Instituto Dominicano de las Telecomunicaciones, or INDOTEL, and established the regulator's responsibilities, authorities and procedures. INDOTEL is charged with implementing telecommunications development projects to satisfy the requirements of the universal service principal. Law 153-98 grants INDOTEL control over all frequency bands and channels of radio transmission and communications within the Dominican Republic and over its jurisdictional waters.

         Law 153-98 encourages competition in all telecommunications services by enforcing the right to interconnect with existing participants and ensuring against monopolistic practices, but it also recognizes the legality of certain concessions that are currently operational. The law establishes mechanisms to set cost-based interconnection charges and to resolve interconnection disputes by requiring existing operators to amend their interconnection agreements consistent with the new requirements. The law also eliminates cross subsidiaries and provides for progressive rates, and re-balancing of the tariffs that traditionally have been subsidized, in order to reflect costs more accurately.

         We believe the increase in tariffs stipulated in the telecommunications law will have a direct positive impact on our revenues, since approximately 70% of our local access lines are primary residential lines and a greater percentage of our network will consist of primary or first lines as we expand our local network. In addition, interconnection costs have been reduced to reflect costs more closely, which should result in higher margins for our operations. We also expect the increase in demand for long distance services stemming from reduced long distance fees to encourage continued long distance traffic growth.

     o Honduras. In October 1995, the Honduran National Congress enacted Ordinance 185-95. The Ordinance modified the Organic Laws of the Honduran Telecommunications Company, which was enacted in May 1976, and which created the National Commission of Telecommunications. The goal of the Ordinance is to promote the modernization and privatization of the various telecommunications sectors.

         In September 1998, the National Congress adopted Ordinance 244-98, which provided for the creation of a publicly and privately funded entity to oversee the operation and regulation of the Honduran telecommunications industry and the grant of concessions and licenses. That entity is currently evaluating various proposals for the private funding.

         Network Architecture. We provide our services in Nicaragua, Honduras and the Dominican Republic primarily through the networks owned by the incumbent telecommunications companies. In Honduras, the government owned entity HONDUTEL provides us access to the Internet. In the Dominican Republic, we use a frame-relay network and leased lines to provide our services. In Nicaragua, HONDUTEL also provides us with access to the Internet.

         Our Customers. Our customer base in Nicaragua, Honduras and the Dominican Republic consists primarily of the customers we acquired in our December 1999 purchase of GBNet and its operating companies. Those customers subscribe to our dial-up Internet high-speed services, and include multi-national corporations, residential customers and other businesses in different industries. We intend to expand our marketing efforts in these markets to a broader customer base.

         As of March 1, 2000, the number of our customers and the top customers in each of these markets were as follows:

     o Nicaragua--81 dial-up customers. Our largest customers include Casa Pellas, Challenge Air Cargo and the Venezuelan Embassy.

     o Honduras--542, of which 24 are high-speed Internet access and network services customers and 518 Internet dial-up customers. Our largest customers include Bancansa, Banco Ficohsa and La Curacad.

     o Dominican Republic--10 high-speed corporate customers. Our largest customers include Allegro, E Leon Jimenez and Ray-o-Vac.

         Competition. The telecommunications markets in Nicaragua, Honduras and the Dominican Republic are not as competitive as other markets in which we currently operate, such as Mexico and Venezuela. We believe, however, that there is currently no other provider of bundled high-band services in those market areas that focus on "last mile" solutions.

         Based on available data, we believe our market shares for services in these areas are approximately 5%, 10% and 0% for Internet access and 0%, 20% and 8% for data transmission services in, respectively, Nicaragua, Honduras and the Dominican Republic. Our primary competitors in these countries are as follows:

     o    Nicaragua - Telematic, IBW Internet, Alfanumeric, Cablenet and Netport

     o    Honduras - Netsys, Hondulata, and Hundutel

     o    Dominican Republic - CODETEL, GTE and TRICOM

Venezuela

         General. We launched our Venezuelan Internet access, network services, and value-added services in August 1998 through the acquisition of Interamerican Net de Venezuela, S.A., or Inter@net. Inter@net is a Venezuela ISP and high-speed data provider that provides services primarily over leased lines to over 2,660 billed customers and 850 prepaid customers (12 of which are high-speed data customers) in the cities of Maracaibo, Puerto la Cruz, Ciudad Ojeda and Caracas.

         In October 1999, we agreed to lease an existing 65 kilometer fiber-optic network in Caracas which we will use to provide our services in that city. The lease is one of a number of agreements that we entered into in connection with our acquisition of $26 million credit facility from the owner of the network. The other agreements relating to the credit facility include a buildout agreement, pursuant to which we can ask the owner of the network to expand the network to locations we specify, and a commercial services agreement, pursuant to which an affiliate of the network owner will provide us with billing and other administrative services.

         Our Market Opportunity. We believe the Venezuelan telecommunications market offers growth opportunities for bundled next-generation telecommunications services, given the significant unmet demand for telephone communications services and the growing demand for other telecommunications services in the market. Telecommunications is one of the fastest growing sectors in Venezuela, and experienced a 117% increase between 1991 and 1996. The growth of the market was prompted, in part, by the privatization of the state-owned monopoly telephone services provider, Compania Anonima Telefonos de Venezuela, or CANTV, and the liberalization of enhanced telecommunications services in 1991. The sector has benefited during the past few years from annual investments of more than $1 billion. Despite this recent growth, however, the population of Venezuela remains largely unwired, as evidenced by a teledensity of only 12.3%. Demand for basic telephone services is expected to reach 4.0 million subscribers in 2000, an increase of 1.4 million lines based on the capacity installed as of year-end 1998. Demand for value-added services is also expected to grow substantially in the next few years, and the number of users for such services is expected to reach 1.2 million in the year 2000, up from 16,000 users in 1996. Cellular mobile telephone penetration is expected to grow to 6% in the year 2000, up from 4.1% in 1997.

         Venezuela experienced an economic slow-down in 1998 and 1999 due to a 30-40% decline in oil prices, reduced government spending, and high interest rates. Venezuela's economic performance in 1998 was considerably weaker than in 1997. Although Venezuela's gross domestic product growth was 5.1% in 1997, it decreased by .1% in 1998, to $86.6 billion. As a result of the recent election of President Chavez and the economic and political uncertainty accompanying those elections, Venezuela is expected to continue experiencing reduced economic performance in the near term.

         Venezuela has a population of 22.8 million, of which 4.9 million reside in Caracas. In Venezuela, the top three out of five urban socioeconomic segments represents 25% of the households, and the average buying power per household is approximately $10,590. The relatively high average buying power per household in the two top socioeconomic segments suggests that, if made available, a significant number of households could afford to purchase an increased range of communications services, such as wireline voice services, mobile voice services, Internet access and video services.

         Regulatory Environment. The expiration of CANTV's exclusive right to provide basic telephone services in late 2000 will mark the opening of basic telephony service to competitors in the Venezuelan market. By 2001, we believe operators will be competing for subscribers in all service areas. We also believe several companies are positioning themselves to enter the local and long-distance markets at the onset of liberalization, creating a highly-competitive future market environment. As of the date of this report, the markets for data services, dedicated network services, dial-up Internet services, value-added services, mobile satellite services, trunking and rural telephony have been privatized, but the markets for basic local telephone services, domestic long distance and international voice services are currently closed.

         Network Architecture. Inter@net provides its Internet access and network services through a system owned by the state-owned telephone service provider. In Caracas, we expect to migrate a portion of our customer base to the fiber-optic network that we agreed to lease in late 1999. That fiber-optic ring consists of approximately 65 kilometers of fiber cable, configured in rings and containing an aggregate of 55 kilometers of fiber cable. The network covers approximately 90% of the central business district of Caracas. We intend to construct a similar 60 kilometer fiber network in Maracaibo this year. That network, when completed, will cover approximately 95% of the Maracaibo central business district. We intend to migrate our customers from the leased state-owned system to our networks as soon as possible.

         Customers. We target the higher socioeconomic segments in Caracas, Maracaibo and Valencia for our Internet access services. For high-speed Internet and data transmission services, we target multi-national corporations, governmental agencies and other businesses in different industries, including banking, manufacturing, tourism and retail operations. These customers are mainly located in the central business districts of Caracas and the business districts of Maracaibo and Valencia. As of March 1, 2000, our top business customers included:

o  ABB (Asea Brown Boveri)               o  Video Phaser
o  Nera Telecommunications               o  Ciber Office
o  Noble Drilling                        o  Cyber Cafe
o  Khronos Capital                       o  Carl Hansen
o  Universidad Santiago Marino           o  Ven Max
o  Richard Meyer                         o  Intellisoftware

         Competition. CANTV has provided full service telecommunications in Venezuela since 1894. Its monopoly for basic telephone services is scheduled to end in late 2000, by which time it plans to have approximately 3.2 million lines in service. There are currently two providers of cellular voice services and two providers of mobile operations services in Venezuela.

         Internet service was first introduced in Venezuela in the mid-1990s by a group of small and medium sized ISPs. By March 1998 there were approximately 38 ISPs in operation. As of year end 1998, the total number of Venezuelan
Internet subscribers was estimated to be 130,000, of which we service approximately 3%. We believe the data transmissions services market in Venezuela is fragmented, with at least seven major competitors offering dedicated value-added and private network data services to corporate customers. The following information shows the composition of the Venezuelan telecommunications market in each segment and the approximate market shares of the principal competitors for those services:

     o    Internet  Access--T-Net (35%), CANTV (23%),  Netpoint (6%), Compuserve
          (3%)

     o    Data Transmission--CANTV (N/A), Bantel (N/A), C-Com (N/A)

Our Other Network Rights

         Argentina. In August 1997 we formed WCI de Argentina, or WCIA, with one of our major shareholders. In 1998, WCIA was granted a "value added" license to provide data services and video conferencing services in Argentina. WCIA is owned 80% by us and 20% by our shareholder. We do not have any active operations in Argentina.

         Venezuela. We own approximately 78% of the stock of Caracas Viva Vision TV, S.A., or Viva Vision, a Venezuelan corporation that acts as the operating company for a multi-channel television system in Caracas, Venezuela. The license for the operation is held by Comunicaciones Centurion, S.A., or Centurion. We also own approximately 8.5% of Centurion. We are currently pursuing an arbitration proceeding against Donald Williams, one of the persons from whom we acquired our Viva Vision stock, relating to the breach of the representations he and the other sellers of the Viva Vision stock made to us when we bought the stock. As noted in more detail below in our financial statements, in accordance with generally accepted accounting principles we have characterized our investment in Viva Vision and Centurion as being impaired.

         Utah (U.S.). We own an interest in wireless network rights and a leased transmitter facility in Park City, Utah. We acquired the Park City rights in August 1995, and they are held by our wholly-owned subsidiary, Transworld Wireless Television, Inc. The Park City rights consist of four 2.5 GHz channels. In accordance with Federal Communications Commission requirements, we broadcast a carrier signal over the transmitter, but we do not use the Park City rights in any active operations. We intend to either enter into a joint venture with a local operating company in Utah to use these rights or sell them to a third party.

Our Business Operations

         We have adopted a number of procedures and policies that we believe allow us to operate more efficiently and provide better services to our customers. These policies and procedures include the following:

         We Offer Bundled Service Packages. We provide a number of telecommunications services, and anticipate that we will increase the number and types of the services we offer as we build out, acquire or launch our telecommunications systems. Our services include standard telecommunications services such as high-speed and dial-up Internet access and network services, local and long distance voice services, and video services, as well as value-added telecommunications services such as video conferencing, web hosting and virtual private networks. To the extent it is possible, we allow our subscribers to bundle our various services into customer-specific packages. We believe our flexible sales strategy reduces switching barriers for subscribers who may initially be reluctant to switch all of their telecommunications services and vendors at one time or who are subject to existing contracts.

         Our Pre-Launch Activities. Prior to initiating the buildout of a new market, we conduct pre-launch studies to evaluate the business market and other factors relating to market potential. We have already conducted several such studies in our markets, and have created a development plan that identifies the subscriber potential of various areas within our markets based on such factors as television, telephone and data penetration rates, income levels, existing competition and whether or not we have access to existing fiber-optic or coaxial cable networks. Based on the results of those studies, we have defined the probable areas where fiber-optic, coaxial cable or wireless networks may be required and where there is the greatest potential for subscriber growth. After we initiate construction of a market's network, and as the construction of the network nears completion, we generally initiate a marketing program. Our marketing programs typically include the following:

     o    door-to-door sales in commercial buildings

     o    direct mailings

     o    television and print advertisements

     o    advertising on installation vehicles

     o    Internet web pages

     o    telemarketing

     o    participation in professional forums

     o marketing tied to regional events such as high interest sporting events

     o    free or promotional services to key or high profile users

     o where appropriate, the use of resellers, agents and direct marketing agencies

         Our Customer Service. We believe that by providing high levels of customer service, we will be able to maintain high levels of customer satisfaction and minimize subscriber turnover. With this objective in mind, we have adopted operating policies under which:

     o    we complete installations promptly

     o provide prompt customer service 24 hours a day, seven days a week (using a call center or customer hotline)

     o    provide timely repair service

     o make new subscriber follow-up calls after installation to ensure customer satisfaction. We also impart a "customer service" mentality in our employees through ongoing in-house training sessions. We have also adopted various employee incentive programs linked to achieving high levels of customer satisfaction.

         Our Network Operations Centers. We deploy central node transmission and switching equipment in NOCs in each of our principal market areas. Our networks are engineered to provide subscribers with the ability to interconnect with the Internet, as well as with other locations the customer may have within our network and, with respect to our voice services, to interconnect with local exchange networks and long distance networks. To ensure that our networks are working as efficiently as possible, we construct and maintain NOCs which monitor our various microwave, fiber-optic and coaxial cable networks on a 24 hour a day basis and which provide our operating personnel with alarm, status and performance information. The NOCs include equipment which allow us to conduct preventive maintenance activities of that we can avoid network outages or to respond promptly to any network disruption that might occur.

         Our Management Information Systems and Billing. In the majority of our operating markets, we use commercial management information systems which are tailored to meet the requirements of the telecommunications industry. We intend to standardize these systems, and anticipate that the integrated system will allow us to monitor customer service and customer payment patterns, monitor subscriber equipment and installations, and manage each operating network efficiently. We also have adopted credit procedures and collection policies which we believe will minimize subscriber turnover and uncollectable accounts. In certain instances, such as our operations in Venezuela, we may enter into services agreements with third parties under which they will provide billing and collection services for us.

Our Acquisition Strategy

         We intend to pursue our expansion strategy in the future by acquiring broadband telecommunication networks and ISPs that meet our market selection criteria. We have developed a series of complex criteria to analyze these prospective acquisitions. These criteria include the following:

     o    the number of potential business subscribers in the market

     o the types of telecommunications services in which the subscribers would most likely be interested

     o    license rights and concession

     o    the existence of established groupings or blocks of network rights

     o the nature, quality and extent of service provided by existing and traditional communications networks in the market

     o    demographics

     o    the existence of a strong local strategic partner

     o    political and economic risk

     o    governmental regulation

     o existing microwave, fiber-optic and/or coaxial cable transmission facilities

     o the potential to add business to our subscriber base by acquiring the acquisition target's existing operations.

We also evaluate the potential acquisition's ability to facilitate our use of economies of scale and to increase our operating efficiencies, particularly where a market acquisition can add subscribers or add to our existing regional market operations.

Our Business and Operating Issues.

         To operate successfully, we will need to deal with a number of governmental and operational issues. These issues include the following:

         Governmental Regulation. Our services are subject to extensive governmental regulation. The amount, type and extent of that regulation varies from country to country. The information set forth in the subsection entitled "Regulatory Environment" under each of the market descriptions summarizes certain governmental regulations affecting our ability to own and operate our networks and provide our services in those markets. The regulatory structure for any particular market is subject to change from time to time, and any such regulatory change could have a material and adverse effect on the particular market in which that change takes place, and/or upon the our business as a whole.

         Risks of Foreign Investment. We have invested and intend to continue to invest substantial resources outside the United States. Governments of many developing countries have exercised and will continue to exercise substantial influence over many aspects of private business enterprise. Local governments own or control companies that are or may become our competitors or companies upon which the operating companies and network right holders in which we have an interest may depend for required services or materials. Governmental actions in the future could have a significant effect on the economic conditions in many of the market areas in which we intend to or have invested, and otherwise may have a material adverse effect on our business operations, financial condition and operations. Our interests in some or all of our market countries could be adversely affected by expropriation, confiscatory taxation, nationalization, political, economic or social instability, changes in laws or other developments over which we have little or no control.

         Network Issues. We rely on the existence of, and continuing ability to use or exploit, telecommunications licenses, concessions or leases which are typically granted by governmental agencies on an exclusive or limited basis and for limited terms. There can be no assurance these governmental agencies will not seek to limit, revoke or otherwise adversely modify the terms of those rights. Those rights may be subject to significant operating restrictions or conditions, including restrictions relating to the implementation or construction of network improvements, commercialization, subscriber rates or royalties or other specified deadlines or conditions which, if not satisfied, could result in the network rights being revoked or modified.

         International Currency Risks. A number of the countries in which we operate, such as Venezuela, have experienced substantial rates of inflation and resulting high interest rates, sometimes for a period of many years. Inflation and fluctuations in interest rates could have a material adverse effect on our operations and business. We have adopted limited foreign currency exchange risk procedures and intend to adopt a country specific protocol in the future for dealing with these risks. There can be no assurance, however, that our risk procedures will be adequate or successful. The value of the our interests in these countries will depend, in part, on currency restrictions and controls that these countries may impose.

         International Tax Risks. We have operations in several Latin American countries and maintain our principal business offices in the United States. Each of these countries has its own taxing laws, regulations and policies. These laws, regulations and policies may differ significantly from country to country. In addition, although tax treaties currently exist between and among a number of the countries in which we do business, there is no universal method or rate of taxation among our various market countries. In addition, distributions or other payments we receive from our operating subsidiaries or affiliates may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or are operating. United States corporations may generally claim foreign tax credits against their United States federal income tax expenses for any foreign withholding taxes held or actually paid with respect to companies in which we own 10% or more of the voting stock, but our ability to claim any such foreign tax credits and to use net foreign losses may be subject to limitations and restrictions. We have adopted limited tax planning procedures to mitigate the international tax risks to which we are subject, but intend to adopt a more comprehensive set of planning and operational procedures in the future. There can be no assurance our tax planning will be adequate or successful.

Our Properties and Facilities

         Our Equipment. Under our letter of intent with Alcatel, we will not be obligated to use them as the exclusive provider of our network components. As a result, we will have the ability to source key network components from a number of equipment vendors. Fixed local wireless networks can be constructed using equipment from different manufacturers and can use different technologies. Fiber-optic and coaxial cable systems can also generally be constructed using equipment from different manufacturers. This is particularly true with equipment such as switches, routers and servers where there are many manufacturers that distribute their products through a number of resellers. We believe that, by employing standardized equipment, we will be able to make appropriate decisions based on the price of the equipment, with less emphasis on the manufacturer.

         Our Office Space. As of March 1, 2000, we lease approximately 2,500 square feet of office space in Salt Lake City, Utah under a lease agreement expiring in September 2000, approximately 3,500 square feet of office space in Pembroke Pines, Florida under a lease expiring in 2001 and approximately 3000 square feet of office space in San Jose, California under a lease expiring in 2001. We believe our office space in Salt Lake City, Utah and San Jose, California is adequate for our current needs, but we recently began negotiations for a lease for new office space for our Florida operations. We believe we all of our leases are on commercially reasonable terms. We also maintain, through our various subsidiaries and affiliates, office space in a number of the countries in which we operate.

         Our Network and Other Rights. We hold license rights, either directly or derivatively, for fiber-optic and coaxial cable networks and microwave point-to-multipoint telecommunications networks in our markets. We generally have acquired those rights pursuant to the following:

     o    the acquisition of direct ownership rights or rights of use

     o    long-term contracts with third parties

     o arrangements where we are the majority or sole owner of the entity that owns those assets

     o contractual arrangements which we believe provide us with substantial managerial and operational control of such assets, including ownership positions in the operating entities for the asset and, where permissible under local law, ownership positions in the asset holder

         The rights for wireless point-to-multipoint microwave communications networks in most markets that meet our market selection criteria have already been granted to, or been applied for by, third parties. Therefore, to build and operate any wireless portions of our networks in new markets where we do not already control network rights, we will have to purchase, lease or otherwise acquire sufficient network capacity from or with those third parties or rely on other transmission facilities, such as fiber-optic or coaxial networks.

Content of Our Telecommunications Services

         Our Internet Access and Network Services. We intend to operate ISPs in each of our markets and provide Internet access and network services to our subscribers in those countries. We will offer the services as part of a bundled offering under our brand name, through a contractual arrangement such as a partnership, management agreement, services arrangements, joint venture or otherwise, or on a transport basis where our networks will act as a "pipeline" for the ISP. These data services include routing, addressing, DNS, registration services, network security and fire walls, intranet services, e-mail, news services, and hosting and peering services.

         We also provide local dedicated data transmission circuits or virtual private networks. These lines, which typically link customers' computers together to create larger networks, are used by banks, billing clearing houses, advertising agencies, hospitals and other business to exchange large data files, as well as by any business to connect offices for file sharing, e-mail and work group applications.

         Our Voice Services. We intend, subject to local regulation, to provide a complete range of local exchange and long distance services as part of our services. We anticipate these services will include basic local services, access to long distance and dedicated lines, direct inward dialing, custom calling services and, in the case of long distance services, domestic intramarket, intermarket and international calling, toll free services, calling card and conference call bridging and other enhanced services.

         Our Television Programming. We have entered into a number of contracts with commercial television programming suppliers and packagers for our video programming services. These contracts include both master agreements, under which we use specific programming in most or all of our markets, and regional specific contracts, pursuant to which we use programming in regional or country specific markets.

Our Legal Formation and Development

         Our Company's Formation. Our company was formed in August 1995 for the purpose of continuing the development of certain business assets formerly held by Transworld Telecommunications, Inc., or TTI, a publicly held United States corporation. Through its joint venture entity, Wireless Holdings, Inc., or WHI, TTI owned interests in operating and non-operating wireless communications networks in six United States markets. TTI also owned an interest in certain New Zealand and Park City, Utah network rights. In October 1999, Sprint Corporation acquired TTI and WHI.

         In July 1995, TTI decided to separate its business assets into two groups. Under the terms of the business separation, TTI formed a new corporation (our company) to hold TTI's New Zealand and Park City, Utah network rights, and the stock of the new corporation was then to be distributed to TTI's shareholders. In order to complete the transaction, TTI formed our company and, in August 1995, it issued 1,000,000 shares of its common stock to TTI in exchange for TTI's interest in the New Zealand and Park City, Utah network rights. TTI immediately transferred the shares of our company to an escrow agent, to be held for the benefit of TTI's shareholders of record on that date. In December 1996, we became a reporting company under the Securities Exchange Act of 1934, as amended, pursuant to a registration statement on Form 10-SB. We have not yet distributed the shares from the escrow.

         In connection with our formation, TTI agreed to loan us up to $1.0 million to finance our operations. TTI loaned us those amounts, which are due in August 2001, during 1997. We currently owe approximately $996,000 (plus accrued interest of approximately $330,000) under that loan.

         Subsequent Financings and Other Transactions. Since our formation, we have engaged in the following significant financings and other transactions:

     o TIC Transaction. Prior to January 31, 1997, our primary business assets consisted of our New Zealand network rights and a small equity interest in a company that holds wireless network rights in Venezuela. In February 1997, we merged a newly formed wholly-owned subsidiary with Telecom Investment Corporation, or TIC. TIC held (or had the right to acquire) wireless telecommunication rights in a number of Latin American countries, including Venezuela, Costa Rica, Panama, Peru and Guatemala. Under the terms of the merger, the former TIC shareholders received 685,062 shares of our newly designated series A preferred shares and TIC became our wholly-owned subsidiary. TIC's principal shareholder was George D'Ambrosio, the late father of our Chief Executive Officer. The series A preferred shares were converted into 6,850,620 common shares effective August 1998. As a result of our transaction with TIC, the former TIC shareholders and option holders acquired approximately 87% of our voting control (on a fully diluted common share equivalent basis). As a result of our subsequent transactions with other investors in our stock, the voting control of the former shareholders and option holders of TIC has been reduced to approximately 32%. Our transaction with TIC was accounted for as a reverse acquisition for accounting purposes.

     o FondElec Note and Warrant Offerings. In 1997, we sold a series of secured promissory notes and warrants in private placement transactions. The aggregate principal amount of the notes, which were retired in full in November 1997, was $871,095. The warrants provide their holders with the right to acquire the number of our common shares having a value equal to the original principal amount of the notes. Currently, the warrants entitle their holders to purchase approximately 331,717 of our common shares at a current exercise price of approximately $2.626 per share. FondElec Essential Services Growth Fund, L.P., or FondElec, and certain of its affiliates were the principal investors in the notes and warrants.

     o Internexus Stock Purchase. Effective August 1997, we sold Petrolera Argentina San Jorge S.A. 228,658 of our common shares and 150,380 of our series A preferred shares for $10 million. The series A preferred shares were converted into 1,503,800 of our common shares effective August 1998. Petrolera also acquired the right to purchase, for a nominal purchase price, an amount of our common shares and/or series A preferred shares sufficient to maintain its percentage interest in the voting control of our company if we entered into transactions for the sale of our securities with certain specified parties on or before November 1, 1997. We entered into transactions with two of those specified parties and, as a result, Petrolera acquired an additional 199,912 of our common shares and 23,822 of our series A preferred shares for a total purchase price of $7,831. Petrolera subsequently transferred its common shares and preferred shares to Internexus, S.A. which is owned by the same shareholders as Petrolera. The 23,822 series A preferred shares were converted into 238,220 of our common shares effective August 1998.

     o FondElec Stock Purchase. Effective November 1997, we sold FondElec an aggregate of 424,876 of our common shares and 71,442 series A preferred shares for a total purchase price of $5,248,795. The series A preferred shares were converted into 714,432 of our common shares in August 1998.

     o Viva Vision Transaction. In August 1997, we acquired 78% of an entity that operated a cable television operation in Caracas, Venezuela. The entity, Viva Vision, operated the system using a wireless telecommunications concession held by Comunicaciones Centurion, S.A. We are also an approximately 8.5% shareholder of Centurion. We purchased our interest in Viva Vision for a total of $1.2 million in cash and delivered 450,571 shares of our common stock and 101,378 shares of our series B preferred stock for the interest.

     o Acquisition of our El Salvador Operations. In July 1998, we and FondElec formed Chispa as a holding company for the acquisition of two subscription cable television companies in El Salvador. The seller of the cable television operations was Star Industries, S.A., a Panamanian corporation. Under the terms of the agreements for the transactions, we acquired a 49.5% interest in Chispa, while FondElec acquired a 50.5% interest. The agreements, provided, however, that we would have operating control of Chispa, that we would hold a majority of the board of directors' seats, and that we would have the right to acquire FondElec's interest in Chispa under certain conditions. We paid approximately $2.7 million for our interest in Chispa and we are required to make additional capital contributions to it (either in the form of debt or equity) to fund our prorata portion of its operating costs and deferred purchase price payments (as described below) for the two cable television operating subsidiaries.

         The total purchase price for the two operating subsidiaries was $16.91 million, approximately $4.77 million of which we and FondElec paid at closing, and the balance (approximately $12.14 million, representing the deferred portion of the purchase price) was paid through Chispa's delivery of three promissory notes. The first promissory note was in the amount of $5.2 million, and was due on February 17, 1999. The second promissory note, in the approximate principal amount of $3.47 million, was due on May 17, 1999, and the final promissory note, in the original principal amount of $3.47 million, is due on July 17, 2000. The amounts due under the first and second promissory notes were non-interest bearing, but the amounts under the third promissory note bear interest. In connection with the closing, Chispa also paid approximately $430,000 of outstanding debt of the cable television operating systems to third party banks. Chispa has paid the first and second promissory notes.

         In December, 1998, Chispa sold a portion of its equity to a third party investor and, as a result of that transaction, our interest in Chispa was reduced to 44.03%. Under our agreements with FondElec and that third party shareholder, we still maintained management control over Chispa so that we could consolidate the results of its operations in our financial statements.

         In October 1999, in connection with an equity and debt financing that we completed with six accredited investors, one of those investors acquired a direct interest in Chispa for $5.25 million in cash. In connection with that purchase, we acquired additional shares in Chispa by capitalizing approximately $900,000 on the amounts owed us. As a result of that transaction, we currently hold approximately 32.64% of Chispa. Under the management and shareholder agreements for Chispa, however, we maintain day-to-day control over its operations and are entitled to elect 50% of its directors.

     o December 1998 Financings. In December 1998, we sold $10 million of our subordinated and exchangeable promissory notes to FondElec and Internexus. The notes were exchangeable, at our election, for preferred stock having certain rights and preferences upon the purchase by third parties of at least $10 million of such preferred stock. The notes bore interest at 10% per annum, were due December 23, 2001, and included warrants for common shares while the notes were outstanding. At the request of FondElec, two of our officers and directors also agreed to grant a FondElec affiliate an option to acquire a portion of their common shares. We paid these notes in full in connection with our October 1999 financing transactions. We issued warrants to acquire a total of 454,622 common shares under the notes. FondElec holds 227,311 of those warrants and Internexus holds the balance of 227,311 warrants. The warrants have an exercise price of $7.50 per common share.

     o Metronet Acquisition. In June 1999, we acquired approximately 17% of the capacity of a fiber-optic network in Mexico City. The owner of the network was Metronet, S.A. de C.V., or Metronet.

         We paid $3,928,616 (plus $589,292 in value added taxes and $200,000 in related transaction costs) for the capacity. At the closing, we also paid $149,565 (plus $22,435 in value added taxes) for a two year option to purchase additional capacity which, with the capacity we acquired, will result in our owning a total of approximately 33% of the network's capacity. If we exercise our option for the additional capacity in full, the purchase price for that additional capacity would be $4,464,230 (plus value added taxes applicable to the acquisition). We may acquire the additional capacity in one or more portions, so long as the exercise price for any portion we acquire is at least $500,000. If we acquire any portion of the additional capacity after December 15, 1999, the purchase price for that portion is increased by 3% for each month after December 15, 1999 and through the closing for that portion.

         In connection with our purchase of the capacity, we entered into a maintenance agreement that governs the terms of our use of the acquired capacity (and the additional capacity if we purchase it) and the network's maintenance. The maintenance agreement remains in effect as long as we hold any interest in the network, subject to our right to terminate the agreement on any fifth anniversary of the agreement.

         We also agreed with Metronet to jointly pursue the development of new fiber networks in the Mexican cities of Monterrey, Guadalajara, Puebla, Cancun, Ciudad Juarez, Leon and Tijuana, and such other locations in Mexico as we agree from time to time. We will be responsible jointly for determining the nature, structure, magnitude and geographic coverage of any development projects in those markets, as well as the manner in which the rights in each of those projects will be owned by us and Metronet.

         We financed our capacity purchase through a $2,615,925 loan from FondElec and a $2,550,000 loan from Internexus. The loans were evidenced by senior promissory notes which bore interest at 10% per annum and were due (together with unpaid interest) on the earlier of January 3, 2000 or our receipt of proceeds from any equity or debt financing. FondElec and Internexus also received warrants to acquire shares of our common stock while the notes were outstanding and a premium based on the actual repayment date of the notes, and the performance of our obligations under the promissory notes was secured by a proxy to vote common shares held by certain of our officers and directors. The premium amount varied depending on the repayment date of the notes, but represented an annual interest rate of 55% on the unpaid amounts. The promissory notes were paid in full in October 1999, when (as described below) we closed an equity and debt financing with six accredited investors, including FondElec and Internexus. A total number of 96,870 shares are issuable under the warrants at an exercise price of $7.50 per share. FondElec holds warrants for 49,053 of those common shares and Internexus holds warrants for 47,817 shares.

     o Bridge Loans. In August, September and October 1999 we borrowed a total of $2.5 million from FondElec and Internexus for our business purposes. FondElec loaned us a total of $1.0 million of those amounts, and Internexus loaned us the balance. The loans were due in November and December of 1999. All unpaid amounts under the loans bore interest at 13% per annum. Both FondElec and Internexus received warrants to acquire common shares in connection with the transaction. The number of shares subject to the warrants was based on the period of time that the amounts under the loan were outstanding. The loan from FondElec was guaranteed by certain of our officers and directors, who pledged their interest in a company that holds approximately 900,000 of our common shares. An affiliate of FondElec has an option to acquire their interest in that company under certain circumstances. The loans from FondElec and Internexus were repaid in October 1999 by part of the proceeds from the financing transaction we completed with six accredited investors. FondElec and Internexus can acquire a total of 18,204 common shares (at an exercise price of $7.50 per share) under the warrants they received in the loan transactions. FondElec holds warrants for 10,688 of those shares, and Internexus holds warrants for 7,516 common shares.

     o October 1999 Financing. In October 1999 we closed the first portion of a $109.5 million private equity and credit facility financing package with six accredited investors. At the closing, we received $33 million in cash from the sale of 4.4 million shares of our series C convertible preferred stock to three of the six accredited investors' and exchanged approximately $15 million of debt we previously issued to two of the accredited investors (FondElec and Internexus) into 1,995,577 shares of series C stock. Those five parties also acquired options to purchase 2,558,230 additional shares of our series C stock and warrants to purchase 1,598,894 shares of our common stock, and two existing shareholders (Internexus and FondElec) acquired additional warrants to purchase 520,000 shares of our common stock.

     The parties to the stock purchase agreement included:

     o    Telematica EDC, C.A., or Telematica

     o    TCW/CCI Holding LLC, or TCW

     o    the International Finance Corporation, or IFC

     o    Glacier Latin America, LTD, or Glacier

     o    FondElec

     o    Internexus.

         The IFC was named as a party to the agreement, but pursuant to a waiver by the other parties, did not join in the execution of the agreement at the first closing. The IFC had until November 19, 1999 to join in the agreement and to fund its purchase obligations under it.

         Under the agreement, Telematica and TCW were obligated to purchase, for cash, an additional 2,666,666 shares of series C stock, options for 1,066,666 shares of series C stock and warrants for 666,666 shares of our common stock for $20 million at a second closing that was to be held after the parties received clearance under the Hart-Scott-Rodino Anti-trust Improvements Act of 1976. The IFC was also obligated to purchase 666,666 shares of series "C" stock and to acquire an option for 266,666 shares of our series C stock and on warrant for 166,666 shares of our common stock for $5 million if it joined in the execution of the financing agreement. In early November 1999 we received clearance under the anti-trust laws and, on November 16, 1999, we closed the second portion of the financing. At the closing, we received $25 million in cash from TCW, Telematica and the IFC in exchange for the securities described in the preceding sentences. In connection with the closing, we paid our financial advisor a placement fee (and associated amounts for expenses) of $2.6 million and issued it a four-year warrant to acquire 303,333 of our common shares at $7.50 per share. We also paid FondElec an advisory fee of $1,081,500 for their services relating to the transaction.

         Under the terms of the financing agreement, Telematica also invested, at the second closing, $5.25 million in Chispa, our El Salvador holding company. Telematica also agreed to negotiate with us, in good faith, the terms of a joint venture agreement, pursuant to which Telematica and we will each invest $5 million to conduct telecommunications operations in Columbia. Finally, Telematica also agreed to enter into a long-term $26 million credit facility with our wholly-owned Venezuelan subsidiary, Inter@net and, in connection with that transaction, agreed to enter into a fiber-optic lease, pursuant to which Inter@net will lease a portion of Telematica's existing fiber-optic network in Caracas, Venezuela, and a commercial services agreement, under which Telematica's affiliate will provide billing, collection and other commercial services to Inter@net.

         A portion of the $26 million credit facility, $7 million, will be paid to Inter@net in cash, and the $19 million balance will be advanced to Inter@net, as required, for the purpose of paying its obligations under the fiber lease agreement and the commercial services agreement. The outstanding amounts under the credit facility bear interest at 3% per year. Interest will be capitalized during the first four years of the facility and, thereafter, are payable in cash. The outstanding principal and unpaid interest amounts under the facility are convertible to shares of Inter@net at Telematica's election at any time after the third anniversary of the facility, but Telematica can convert the amounts due under the facility prior to the third anniversary if Inter@net defaults under the facility. Assuming the draw down of the entire facility and no payment by Inter@net of any of the advanced amounts, the principal and interest advanced under the facility would be convertible into shares representing 50% of Inter@net's equity ownership. The credit facility also provides for a corresponding subscription right in Telematica's favor, pursuant to which it is allowed to purchase 50% of the outstanding stock of Inter@net for $26 million. As Inter@net draws on the credit facility, the subscription obligation is proportionately reduced. Any election by Telematica to convert the amounts due under the facility into shares of Inter@net must be exercised with the subscription right.

         In connection with the closing of the debt and equity facility, we, the six accredited investors and certain other parties (including Lance D'Ambrosio and Troy D'Ambrosio, who are our officers and directors) executed a shareholders agreement which provides, among other things, that the shareholder parties to it may not transfer their securities in our company (other than to their affiliates) except under limited circumstances. The agreement also provides that each of the shareholders will vote for the election, at any election of the board of directors, for designees of certain other parties to the agreement. Our directors will make all decisions with respect to ordinary matters regarding our business and operations by a simple majority vote of the directors present at a meeting duly called and convened, but certain actions will require the vote of a designated director of any three of five director groups, certain other actions will require the vote of a designated director of any four of the five director groups, and other actions will require the vote of a designated director from all five director groups. The five director groups are the groups of directors designated by:

     o Lance and Troy D'Ambrosio and the estate of their father, George D'Ambrosio.

     o    TCW.

     o    Telematica.

     o    FondElec.

     o    Internexus.

         We believe the issuance of our securities to the accredited investors was exempt from the registration requirements of the federal securities laws. The investors were all sophisticated investors, they conducted extensive due diligence of our operations in connection with their investments, and they represented that they were acquiring our securities for investment purposes.

     o GBNet Acquisition. On December 15, 1999, we acquired all of the outstanding stock of GBNet. The seller of GBNet was GBM, which is the exclusive general distributor of IBM products and services in several Latin American countries, including the countries in which GBNet operates.

         The total purchase price for GBNet was $13 million, of which we paid $4 million in cash at closing. We paid the balance of the purchase price by delivering four promissory notes which are due on the first through fourth anniversaries of the closing. The notes, which bear no interest, are in principal amounts sufficient to provide GBM with an imputed interest rate of 10.75% per annum through their anticipated payment dates. Our obligation to pay the deferred portions of the purchase price is secured by a pledge of the shares of GBNet, as well as its operating subsidiaries. A portion of the pledged shares will be released to us as we pay down the promissory notes. GBM will be entitled, however, to retain at least 51% of the pledged shares until we pay all of the amounts under the promissory notes.

     o Intervan Acquisition. On December 24, 1999, we acquired all of the outstanding stock of International Van S.A. de C.V., or Intervan. Intervan provides data networking and network access services to customers in Mexico through a nationwide ATM network. The seller of Intervan was Controladora S.O.E., S.A. de C.V.

         The total purchase price for Intervan was $21 million, of which we paid $15 million in cash at the closing. We paid the balance of the purchase price by delivering two promissory notes which are due on the first and second anniversaries of the closing. The promissory note due in December 2000 is for $4,500,000 and is non-interest bearing. The promissory note due in December 2001 is for $1,500,000 and bears interest during the second year at the rate of 8% per annum. The amounts represented by the promissory notes are subject to downward adjustment if Intervan suffers recurring revenue losses after the closing.

     o Metrotelecom Acquisition. In December 1999, we entered into a letter of intent to acquire 100% of Metrotelecom. Metrotelecom provides Internet access services, high speed data transmission services, cable television services and telephony services in Guatemala through an operating fiber optic network located in Guatemala City. The letter of intent required the closing of the transaction to be completed by the end of January 2000, but the parties have continued to work toward the closing, which is now scheduled for April 2000.

         The purchase price for Metrotelecom will be $13.5 million, of which we will pay $3.75 million in cash at closing. We will also deliver 121,212 of our common shares at closing, which the parties agree has a value of $1 million. We will pay the balance of the purchase price, $8.75 million, by delivering four promissory notes at closing. The notes are due on the first through fourth anniversary of the closing, and bear interest at a rate of 7% per annum. The note due on the first anniversary is in the original principal amount of $4.75 million, and each of the three other notes is in the amount of $1.333 million. The amount of the first note is subject to adjustment, depending on the cash balance and intercompany debt of the parties as of the closing date. To secure our performance under the letter of intent, we deposited $375,000 in cash with an escrow agent in late December 1999. At the closing of the transaction, the amounts held in the escrow will be paid to the sellers and credited against the cash portions of the purchase price.

         As part of the transaction, we will enter into a series of side agreements relating to our use of certain intellectual property that was developed by some of Metrotelecom's principals. The intellectual property includes an operating and business reporting computer program and related software, as well as certain operating technology and software relating to Metrotelecom's IP-based technology platform. Under the terms of the technology agreement, we will receive a worldwide non-exclusive license to use the technology.

     o Alcatel Vendor Financing. In March 2000, we signed a $175 million vendor financing package preliminary umbrella agreement with Alcatel. Under the terms of the agreement, Alcatel will assist us in the construction of our networks and provide systems integration services over the next three years. Alcatel will finance up to $175 million for the purpose of covering up to 100% of the equipment and related services it supplies to us, as well as our purchase of OEM and other equipment or services through Alcatel. The agreement is contingent on the negotiation of a number of individual turnkey contracts, as well as ancillary contracts relating to the securitization of our obligations to repay Alcatel the amounts we borrow.

         The financing will be structured as three separate loans (covering our three basic marketing areas). We will be required to repay the principal amounts we draw under the financing agreement in quarterly installments, commencing 30 months from the closing date. The actual number of quarterly installments will be negotiated by the parties based on a to-be-agreed upon business plan, but the final maturity date for the financing is currently scheduled to be in January 2007. The financing will generally be available through June 30, 2002. We will pay interest on the borrowed amounts at a rate which we believe to be competitive.

         We will be required to make mandatory prepayments on the drawn amounts from any refinancings we obtain, from a portion of our excess cash flow, from insurance payments (above thresholds that we will agree upon) and from the sale of any of our assets.

         The loan will be secured by a comprehensive security package which will include:

     o A pledge of their stock in our company by each of our major shareholder groups.

     o    Pledges of our stock and other equity interests in our subsidiaries.

     o A first and perfected security interest, to the extent permitted by law, in our licenses and permits for the operation of our networks or systems.

     o A security interest in our equipment, supplies, inventory and other personal property.

     o    An assignment, for security purposes, of our material contracts.

     o    A security interest in our accounts receivable.

         In connection with the transaction, we will be required to pay Alcatel a commitment fee and an arrangement fee, and to issue them warrants in amounts which we believe are consistent with fees and equity interests payable to large vendors for similar transactions.

         We are currently negotiating the definitive documents for the transaction, and expect to execute those documents in the second quarter of 2000. Even though the parties have spent considerable time and resources negotiating the terms of the letter of intent, we can give no assurance that we will execute definitive documents for the transaction with Alcatel or that, if we do, the definitive documents will not contain terms and conditions materially different from those described above.

EMPLOYEES
---------
         As of March 1, 2000, we had approximately 475 full-time employees and, once we close the Metrotelecom transaction, we will have approximately 725 full-time employees. Approximately 30 of our employees work in our United States offices, and the balance work in our subsidiary operation offices in our markets. Our employees are not represented by any unions or collective bargaining entities.

LITIGATION
----------
         In September 1998, we filed two arbitration proceedings against Donald Williams, one of our former directors and officers. The first proceeding relates to a claim for indemnification for breach of the representations and warranties made by Mr. Williams in 1997 when we purchased of our interest in Viva Vision. The other arbitration proceeding requests a declaratory judgment that we terminated Mr. Williams in August 1998 for "cause." The employment action was dismissed in early March 2000.

         In early April 1999, we were named as a defendant in an action filed in New Jersey by a group of United States investors who believe they have claims against Mr. Williams for an investment they allegedly made in Viva Vision (or certain entities that previously held or had the right to operate the same network rights as Viva Vision does) before we purchased our interest in that company. In September 1999, the New Jersey court granted our motion to move the action to Federal District Court in Utah. In February 2000 the plaintiffs dismissed the suit without prejudice.

         In August 1999, we settled a lawsuit that had been filed against us in Nevada. Under the terms of the settlement, we purchased the plaintiff's common shares for approximately $965,000. We believe the settlement was in our best long-term interest.

         Certain of our officers and directors have acted as officers and directors of TTI. In December 1997, TTI filed a petition under Chapter 11 of the United States Bankruptcy Code in connection with the defense and prosecution of litigation claims relating to a contract by a third party to acquire TTI's interest in certain United States network rights. In October 1999, TTI successfully emerged from bankruptcy when Sprint Corporation bought TTI and those United States network rights.

         In March 2000, we were named as defendant in an action brought in federal court in California. The suit claims we defrauded the plaintiffs in 1997 when we diluted their position by engaging in our merger with TIC, that we breached contractual obligations to offer them a portion of the securities we sold other parties, and that the promissory note we executed in favor of TTI is due now, rather than in August 2001. The plaintiff, which is the assignee of the promissory note we executed in favor of TTI in 1997, is in litigation with TTI, and both TTI and the plaintiff are claiming rights in the note. We intend to vigorously defend the action.

                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

         We have not declared or paid any dividends to the holders of our common shares or preferred shares.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions that we either engaged in during the past two years, or which we propose to engage in, involving our executive officers, directors, 5% stockholders and immediate family members of those persons:

         October 1999 Transactions. In October 1999, we entered into a series of agreements relating to our sale to six accredited investors of shares of our newly designated series C stock. Two of the accredited investors, FondElec and Internexus, acquired their shares through the conversion of debt we had issued them, and the four other investors acquired their shares for cash. In connection with that transaction, we, the accredited investors and certain of our existing shareholders, entered into an agreement under which TCW, Telematica, FondElec and its affiliates, Internexus and the group represented by Lance D'Ambrosio, Troy D'Ambrosio and the Estate of George S. D'Ambrosio, each agreed to vote their shares in favor of one designee to our Board of Directors by each of those shareholder groups (while our Board of Directors consisted of five members), or two designees to our Board of Directors (while it consists of ten members). Messrs. Baeza and Bahamonde are the designees of TCW, Messrs. Corredor and Magan are the designees of Telematica, Mr. Schiller and Mr. Fucaraccio are the designees of Internexus, Mr. Sorenson and Mr. Acosta-Rua are the designees of FondElec, and Troy D'Ambrosio and Lance D'Ambrosio are the designees of the D'Ambrosio group, under that agreement. Those shareholder parties hold all of our outstanding series C shares and approximately 82.3% of our outstanding common shares.

         Internexus Transactions. We have entered into the following contracts, agreements and arrangements with Internexus:

     o In August 1997, we sold Internexus $10 million of our capital stock and Internexus and we formed a subsidiary for the purpose of developing network rights in Argentina. The subsidiary is held 80% by us and 20% by Internexus.

     o In December 1998, June 1999, September 1999 and October 1999, we borrowed a total of $9.05 million from Internexus. In connection with those loans, we issued Internexus warrants to acquire shares of our common stock. Internexus converted the principal and interest amounts due under all those notes into shares of our series C stock in connection with the October 1999 financing transactions described above.

         FondElec Transactions. We have entered into the following contracts, agreements, and arrangements with FondElec and its affiliates:

     o In 1997, we sold secured promissory notes, together with warrants to acquire common shares, to five accredited investors, including a warrant for 175,954 common shares to an affiliate of FondElec. We subsequently repaid those notes. In 1997, we also issued FondElec warrants to acquire an additional 50,000 common shares (at $0.875 per share) for services it provided to TIC before the TIC transaction

     o    In November 1997, we sold FondElec $5 million of our capital stock.

     o Our subsidiaries have entered into a number of agreements with FondElec and its affiliates with respect to our business operations in El Salvador. Those agreements include the purchase agreements whereby we acquired our interest in Chispa and its operating subsidiaries in that country, the sale by Chispa of its capital stock to a third party, and the documents relating to the refinancing of the payment obligations for the operating companies with a commercial lender. Our El Salvador subsidiary has also agreed to grant FondElec and our company warrants to acquire shares of its capital stock in connection with any loan by us or FondElec to the El Salvador subsidiary. When Telematica purchased its interest in Chispa in October 1999, Chispa used a portion of the proceeds from that sale ($3.8 million) to pay FondElec amounts Chispa owed it.

     o In December 1998, June 1999 and August 1999, we borrowed a total of approximately $8.7 million from FondElec. In connection with those transactions, we also issued FondElec warrants to acquire shares of our common stock. FondElec converted the principal amounts under the December 1998 note ($5 million) into shares of our series C stock in connection with our October 1999 financing transactions and we repaid the balance of the amounts due FondElec.

     o In August 1999, we entered into an advisory services agreement with FondElec relating to our payment of certain fees to FondElec, including fees (totaling $1,654,000) relating to the sale of our series C stock in our October 1999 financing transactions. We paid FondElec the fees due it under the October financing when we closed the financing. FondElec also receives $50,000 per quarter for the advisory services it provides us under the agreement.

         Telematica Transactions. We have entered into the following contracts, agreements and arrangements with Telematica and its affiliates:

     o As part of our October 1999 financing transactions, we agreed with Telematica to negotiate in good faith a joint venture for the purpose of acquiring and developing network rights in Colombia.

     o In connection with our October 1999 financing transactions, Telematica acquired approximately 32.6% of Chispa for $5.25 million. In connection with Telematica's acquisition of that interest, we capitalized approximately $900,000 of the amounts that Chispa owed us, and Chispa used a portion of the proceeds from Telematica's investment (approximately $3.8 million) to pay a portion of the amounts that the subsidiary owed FondElec.

     o In October 1999, our Venezuelan subsidiary, Inter@net, entered into a $26 million financing arrangement with Telematica. A portion of that financing commitment, $7 million, will be paid by Telematica in cash, and the remaining amounts will be drawn down by Inter@net, from time to time, to cover its obligations under the terms of a fiber optic capacity lease and a commercial services agreement that Inter@net will enter into with Telematica or its affiliates. The amounts under the debt facility are convertible under certain circumstances into shares of Inter@net. Assuming the full funding of the facility, the conversion of the debt amounts into equity would result in Telematica or its affiliates acquiring 50% of the stock of Inter@net.

         Stock Purchase. In 1999, we purchased and subsequently retired 35,174 of our common shares from a shareholder for $250,000. The shareholder also forgave $235,175 we owed it. The shareholder is an affiliate of two of our officers and directors.

         Employment Agreements. We have entered into employment agreements with certain of our senior management. Some of those employees also act as our directors. Those employment agreements contain "change of control" provisions that provide those employees with severance benefits under certain conditions.

                                 OUR MANAGEMENT

         Our directors, executive officers and key employees, and their respective ages and the positions they hold with us, are set forth below. Biographical information for each of the senior management members and directors is also presented below. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between or among any of our directors or executive officers. Our Board of Directors is currently comprised of ten members. Executive officers are chosen by, and serve at the discretion of, the Board of Directors:

Name                         Age     Position
----                         ---     --------
Lance D'Ambrosio............  42     Chief Executive Officer and Chairman of the
                                     Board of Directors
Brian Reynolds..............  43     President and Chief Operating Officer
Jerry Slovinski.............  43     Senior Vice President and Chief Financial
                                     Officer
Troy D'Ambrosio.............  39     Senior Vice President, Legal &
                                     Administration, Director
William Levan...............  45     Senior Vice President, Engineering &
                                     Technology
Jose Miguel Padron..........  45     Vice President, Chief Executive Officer,
                                     CCI Central America
Luis de la Fuente...........  53     Vice President of Strategic Alliances
Sam Nash....................  55     Acting Chief Executive Officer, CCI
                                     Venezuela
Mario Vasquez...............  43     Chief Executive Officer, CCI Mexico
Anthony Sansone.............  35     Vice President, Treasurer and Corporate
                                     Secretary
Gary Barlow.................  34     Vice President of Accounting and Taxation
Mario L. Baeza..............  48     Director
Norberto Corredor...........  36     Director
Gaston Acosta-Rua...........  35     Director
Jorge Fucaraccio............  56     Director
Peter Schiller..............  64     Director
George Sorenson.............  44     Director
Salomon Magan...............  48     Director
Alfonso Bahamonde...........  57     Director

Our Senior Management Team

         Lance D'Ambrosio, Chief Executive Officer and Chairman of the Board of Directors. Mr. D'Ambrosio has been involved in the telecommunications business for over nine years and has over 20 years of entrepreneurial business and sales experience. Mr. D'Ambrosio is responsible for our acquisitions, strategic planning and mergers, and is responsible for all of our financing plans. Mr. D'Ambrosio was one of our founders and has been our Chief Executive Officer since inception. Between 1992 and 1995, Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of TTI, a wireless cable television company in the United States that had operations in six markets. TTI was recently sold to Sprint Corporation. Prior to entering the telecommunications industry, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation, which was primarily involved in raising venture capital for investments in high-tech companies. Prior to that, Mr. D'Ambrosio held various sales and management positions with Paine Webber, Savin Corp. and Xerox Corporation.

         Brian Reynolds, President and Chief Operating Officer. Mr. Reynolds joined us in July 1998 as our President and Chief Operating Officer. Mr. Reynolds has over 18 years of telecommunications experience in the United States and international markets, focusing on major company start-ups. Between late 1997 and the effective date of his employment with us, Mr. Reynolds acted as a telecommunications consultant to a number of entities, including our company. Between 1994 and 1997, Mr. Reynolds served as Chief Operating Officer of Wireless Holdings, Inc., or WHI, where he was responsible for start-up and growth of its high-speed data and wireless cable operations. During 1993 and 1994, he was Chief Operating Officer for Australia Media LTD., a combined direct broadcast and wireless video company that currently serves over 100,000 customers. Mr. Reynolds was a founder of Sutter Buttes Cablevision and Pacific Australia West Cable in Northern California. Between 1984 and 1989, Mr. Reynolds was responsible for the overall construction and profit and loss operations for Sacramento Cable, taking the operations from construction and launch to over 150,000 customers. Before working for Sacramento Cable, Mr. Reynolds held various management positions with Warner Cable. Mr. Reynolds received a Bachelor of Arts Degree from Rutgers University with an emphasis in Accounting.

         Jerry Slovinski, Senior Vice President and Chief Financial Officer. Mr. Slovinski has 20 years of financial and accounting experience in the telecommunications industry. After eight years with Arthur Andersen, in 1986 Mr. Slovinski joined Venango River Corporation, a railroad holding company, as controller. In 1988, he became Chief Financial Officer and, one year later, President and Chief Executive Officer, of Tel Com International, Inc., a telecommunications company serving businesses throughout the United States. Before he joined us, Mr. Slovinski worked for The Network Management Group providing financial and management consulting services to telecommunications companies, including e.spire Communications, Ameritech, AT&T Canada, Citizens Communications and Teligent. Mr. Slovinski received a Bachelor of Science Degree in Business Administration and Accounting from Western Illinois University and is a Certified Public Accountant.

         Troy D'Ambrosio, Senior Vice President Legal & Administration, Director. Mr. D'Ambrosio has 18 years of business and government experience, including four years of telecommunications experience prior to joining us as an officer in October 1998. Before joining us, he served as Vice President of Administration and as a Director of TTI and also served in executive positions and as a director of WHI and its subsidiaries. TTI and WHI were recently sold to Sprint Corporation. Between September 1996 and October 1998, Mr. D'Ambrosio served as the Manager of Mutual Fund Operations for Wasatch Advisors, Inc., a registered investment advisory firm which manages approximately $1 billion dollars in separately managed accounts and maintains a family of mutual funds. Between July 1992 and November 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores Company, a food and drug retailer with sales in excess of $20 billion annually, where he served most recently as Vice President of Corporate Communications and Government Relations.

         William Levan, Senior Vice President Engineering & Technology. Mr. Levan joined us in March 1998 as our Senior Vice President of Engineering. Mr. Levan is a 23-year veteran of the telecommunications industry and holds seven patents. Between 1994 and 1998, he held senior management positions with Hybrid Networks in Cupertino, California, most recently as its Director or
Applications, where he was responsible for pre-sales support of its Hybrid Series 2000 broadband modem system. Between 1991 and August 1994, Mr. Levan was the Chief Technology Engineer for the Foothill College District in Cupertino, California, where he was responsible for the design, and supervised installation, of the district-wide broadband voice, video and data network. Mr. Levan received his B.S.E.E. from Ohio State University, with an emphasis in Electrical Engineering.

         Jose Miguel Padron, Vice President and Chief Executive Officer CCI Central America. Mr. Padron is Vice President & Chief Executive Officer of our Central America Region operations. Mr. Padron originally joined us in 1998, but took a leave of absence shortly thereafter to act as Director of CONATEL, the Venezuelan governmental agency that is the equivalent of the United States Federal Communications Commission. Mr. Padron rejoined us in February 1999. Mr. Padron is the founder of Inter@net, the Venezuelan ISP we acquired in July 1998. Mr. Padron is also a founder and was the Vice President of Satvenca, a Venezuelan satellite television station telecommunications company. Mr. Padron received a Bachelor of Science in Mechanical Engineering from Universidad Metropolitana in Venezuela and a Master of Engineering Sciences Degree from Lamar University.

         Luis de la Fuente, Vice President of Strategic Alliances. Mr. De la Fuente is our Vice President of Strategic Alliances and also acts as Chairman of our Mexican operations. Mr. De la Fuente has over 30 years of telecommunications experience in the Mexican telecommunications and financial markets. Mr. de la Fuente was responsible for the start-up of Amaritel, Mexico's largest CLEC, and until 1998, served as its Chief Executive Officer. Prior to the start-up of Amaritel, Mr. de la Fuente served in various financial and operational capacities for Grupo Radio Centro, Mexico's largest radio operator, was the Chief Financial Officer of Salinas y Rocha, a leading household goods retailer, and was the Chief Executive Officer of First Chicago Costa Rica Bank. Mr. de la Fuente holds a Master of Science Degree in Industrial Management from Purdue University.

         Samuel Nash, Vice President and Chief Executive Officer CCI Venezuela. Mr. Nash has over 30 years of telecommunications industry experience. He joined us in February 1999 as our Chief Operating Officer for CCI Mexico. From January 1998 to 1999, Mr. Nash was responsible for Amaritel/Maxcom, Mexico's first CLEC startup, where he served as General Manager, Network Services and Long Distance Strategic Business Units. Prior to joining Amaritel, Mr. Nash was Vice
President, International Marketing & Business Development, for Sattel Communications, an affiliate of Hughes Communications, in Calabasas, California. From 1988 to 1997, Mr. Nash was President of Target Planning Consulting, which served the telecommunications and computer industries in the United States and Canada. Between 1974 and 1988, Mr. Nash held several positions at Northern Telecom Ltd., including Corporate Assistant Vice President Product Line Management and Director of Marketing & Sales, International Operations. Mr. Nash holds an Engineering Master of Science Degree and Ph.D Degree in Digital Telecommunications from Eindhoven University of Technology, The Netherlands, and a Master of Business Administration from Harvard University.

         Mario Vasquez, Chief Executive Officer CCI Mexico. Mr. Vasquez joined us in 1999 when we acquired Intervan, the second largest carrier in Mexico, where he was the President and Chief Executive Officer. Mr. Vasquez has a master of science in telecommunications (University of Essex, Great Britain) and an engineering degree in electronics and communications (Universidad Ibero Americana, Mexico) and brings 26 years of experience in the telecommunication's field. Mr. Vasquez began his telecommunications career as design engineer of radio systems for Ingenieria de Radio (IRASA) in 1975. Between 1979 and 1987, he was responsible for technology planning and evaluation at Telefonos de Mexico (Telmex), the incumbent carrier in Mexico. Between 1993 and 1998, he was Director and General Manager for Mexico and Central America for Newbridge Networks, and between 1990 and 1993 he was Director of Cable Systems for AT&T. Between 1988 and 1990, he was Vice President of Network Design and Engineering for Sersa-Geocomm.

         Anthony Sansone, Vice President, Treasurer and Corporate Secretary. Mr. Sansone has been with our company since its inception and, until 1998, acted as our controller in addition to his duties as our Corporate Secretary and Treasurer. Mr. Sansone has eleven years of financial, accounting and business experience, including seven years of telecommunications experience. Between 1994 and 1997, he was the Treasurer and Controller of TTI and, during 1996, served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University in 1988 and a Master of Business Administration degree from the University of Utah in 1991.

         Gary Barlow, Vice President of Accounting and Taxation. Mr. Barlow has twelve years of accounting and financial experience, including eight years of big-five public accounting experience and a combined four years with a Fortune 100 company and another public accounting firm. Between 1992 and 1996, he was a senior auditor with Price Waterhouse in Northern California, serving SEC registrant clients in the high technology industry. Between 1997 and 1999, he was an audit manager with Deloitte & Touche in Salt Lake City, Utah, where he served various clients, including SEC registrants. Mr. Barlow received a Bachelor of Science degree in Accounting from the University of Utah in 1992 and is a Certified Public Accountant.

         Mario Baeza, Director. Mr. Baeza is the Chairman and Chief Executive officer of TCW/Latin America Partners, L.L.C., which is the managing general partner of TCW/Latin America Private Equity Partners, L.P., a $230 million partnership organized by Baeza & Company and jointly owned by Baeza & Company and Trust Company of the West. The fund makes privately-negotiated equity and equity-related investments in companies in Latin America. Trust Company of the West is a global asset management firm with over $60 billion of assets under management. Between 1994 and 1996, Mr. Baeza was President of Wasserstein Perella International Limited and Chief Executive Officer of Grupo Wasserstein Perella, the Latin America division of the firm. From 1974 to 1994 he was an associate and then, at the age of 29, became a partner, at the law firm of Debevoise & Plimpton, where he specialized in international mergers and acquisitions, international finance and leveraged buyout transactions. Mr. Baeza has been a Herman Phleger Visiting Professor of Law at Stanford Law School and a Lecturer in Law at Harvard Law School. Mr. Baeza is a member of the board of directors of Air Products and Chemical Company, an industrial company listed on the New York Stock Exchange, the Ariel Mutual Funds Complex, Tendtudo Holdings, L.L.C., Brazil's leading national do-it-yourself home improvement retail chain, Dekor Internacional S.A. de C.V., one of Mexico's largest home finishings chains, GDC Alimentos, S.A., Brazil's leading canned seafood company, Camil Alimentos, S.A., one of Brazil's leading branded rice and beans processors and distributors, Dermet de Mexico, Mexico's leading specialty chemical distributor, and Marta Harff, a leading Argentine brand and retailer of feminine personal care products.

         Norberto Corredor, Director. Mr. Corredor is the Manager of Telecommunications and Automation Services for C.A. La Electricidad de Caracas, SACA, a Venezuelan utility company that is an affiliate of Telematica EDC, one of our shareholders. In that capacity, he is responsible for acquisition, planning, operation and maintenance of the company's telecommunications network and automation systems. He has held different management positions during his 15 years with the company, including as a manager assigned to work in Montreal, Canada, where he lead a development team for the electric network control system. Mr. Corredor has also been involved in the development of the telecommunications networks and automation systems of several utilities in El Salvador and Colombia.

         Gaston Acosta-Rua, Director. Mr. Acosta-Rua has spent the last eight years in the private equity investment and management sector in Latin America, primarily as a Director of FondElec Group, Inc. Before joining FondElec, Mr. Acosta-Rua worked for and helped create the Latin American Group for Chemical Venture Partners and was previously an officer with the Chemical Bank Debt/Equity Group, which was responsible for managing the combined Chemical Bank Manufacturers Hanover portfolio of Latin American equity investments. Before working for Chemical Bank, Mr. Acosta-Rua worked as a consultant to the Brookings Institute in Washington, D.C.

         Jorge Fucaraccio, Director. Since 1994, Mr. Fucaraccio has been an advisor to Petrolera Argentina San Jorge S.A. and Bolland S.A., Argentinean corporations, or their affiliates in software engineering applications related to oil production and data communications. Between 1989 and 1991, Mr. Fucaraccio worked as the National Director of Technology at the National Institute of Industrial Technology in Argentina, where he was responsible for managing all of its technical departments and research centers, including its communications, software engineering, energy, mechanics and building technologies research departments. Between 1982 and 1988, he was a member of the Board of Advisors at the Ministry of Science and Technology and the Ministry of Energy in Argentina. During this period, he was responsible for the creation of a number of research centers and directed several technical governmental missions between the government of Argentina and countries in Europe and Asia. Between 1978 and 1985, Mr. Fucaraccio was a director of an energy transmission and solar energy utilization research program sponsored by the Organization of American States.

         Peter Schiller, Director. Since 1993, Mr. Schiller has been employed by Bolland S.A and its affiliates, including Petrolera Argentina San Jorge S.A. and OEA Services, all of which are Argentinean corporations engaged in oil and gas services, where he currently serves as the Director of New Business Development. Between 1976 and 1993, Mr. Schiller held general management positions in the heavy electromechanical manufacturing, automotive components and non-ferrous metals industries. Between 1961 and 1975, Mr. Schiller held a number of product design and quality control management positions in the electrical, automotive and tractor industries.

         George Sorenson, Director. Mr. Sorenson is the Chairman of FondElec Group, Inc. which, together with its affiliates, invests in energy, communications, and other essential services in Latin American and Eastern Europe, and manages private equity funds that invest in those services. Between 1990 and 1992, Mr. Sorenson was the Associate Director of Bear, Sterns & Co., Inc., where he was principally responsible for its international investment banking in the far east and coordinated product development, marketing and account coverage for Japanese accounts in New York and Tokyo. Between 1983 and 1990, Mr. Sorenson worked for Drexel Burnham & Lambert, Inc., most recently as a Senior Vice President in Tokyo, Japan, where he managed the company's high yield bond operations in Asia.

         Salomon Magan, Director. Mr. Magan is Executive Vice President of Strategic Planning at Grupo EDC (and affiliate of Telematica EDC), where he is responsible for overseeing the company's strategy and evaluating its portfolio of investments. He has held several different management positions during his 18 years with the group, and most recently served as Executive Manager, Generation and Transmission, where he was also responsible for the group's telecommunications operations, and as Coordinator of the Organizational Change Committee. Mr. Magan is a member of the board of directors of several companies that operate in the utility, communications and electrical services industries, including Energia del Pacifico, EPSA, and electric utility in Colombia, Genevapca CA, Venezuela's leading independent power producer, Telecommunications de Caracas, CA, which has an agreement with Orbcomm International Partners, LP, to offer data communications, in Central America, and the Caribbean through Low Earth Orbit Satellite Constellation.

         Alfonso Bahamonde Director. Mr. Bahamonde is Managing Director and Principal in General Partner of TCW/Latin America Partners, LLC (an affiliate of TCW/CCI Holding) where he is responsible for managing its business operations, including sourcing, analyzing and monitoring its private equity investments. Prior to joining TCW/Latin America Partners in September 1996, Mr. Bahamonde was the Senior Managing Director and Chief Investment Officer of Latin America Private Equity Partners, LLC and, immediately prior to that, was Senior Advisor for Wasserstein Perella & Co., Inc. Mr. Bahamonde has also held senior management and officer positions with Continental Bank, N.A., and Chase Manhattan Bank, N.A., primarily in their South American operations.

Our Advisory Board

         We have formed an advisory board for the purpose of assisting us in identifying market and product development opportunities, reviewing with our management the progress of our specific projects, recruiting our top management and evaluating our operational systems and, in general, assisting us in our regulatory and strategic planning. Members of the advisory board are leaders in the fields of business and telecommunications and generally meet with our management on an informal basis. Our advisory board has received options to acquire a total of 150,000 of our common shares (at our average exercise price of $6.42 per share) as compensation for their services.

         Noe Kenig, Chairman, CCI Advisory Board. Mr. Kenig is chairman of our Advisory Board. Mr. Kenig is the past Chairman of Motorola de Mexico, S.A. and Vice President and Director, Latin American Operations, for Motorola, Inc. Prior to joining Motorola, Mr. Kenig held several executive positions with a number of large United States corporations or their foreign subsidiaries, including National Distillers & Chemical Corporation, Tennaco Corporation, Philco, Bendix and Westinghouse. Mr. Kenig also serves as a member of the World Business Advisory Council of Thunderbird, the American Graduate School of International Management, and the International Business Development's Advisory Board of Northwestern University. Mr. Kenig currently acts as a consultant to Fortune 500 Companies such as Motorola and Proctor & Gamble.

         Pete Campbell, Advisory Board. Mr. Campbell is a 35-year veteran of IBM, where he retired as Manager of Market Analysis and Development of the IBM Telecommunications Division. In that capacity, Mr. Campbell was responsible for industrial intelligence, strategic developments and acquisitions, and market, product and business planning for IBM's Telecommunications Development Division.

Our Board of Directors and Other Information.

         Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors consisting of three classes. The directors in each class serve staggered three year terms. The Class 3 directors, consisting of Messrs. Schiller, Magan and Bahamonde serve until 2002. The Class 2 directors, consisting of Messrs. Troy D'Ambrosio , Baeza and Corredor, serve until 2003. The Class 1 directors, consisting of Messrs. Lance D'Ambrosio, Acosta-Rua and Fucaraccio, serve until 2001. At each annual meeting of our shareholders, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Our Amended and Restated Certificate of Incorporation provides that directors may be removed only for cause and only by the affirmative vote of the holders of two-thirds of the common shares entitled to vote.

Our Board of Directors Committees

         During 1999, our Board of Directors held 9 meetings, and each director attended at least 75% of those meetings. During 1999, the Board of Directors had four standing committees, the Audit Committee, the Compensation Committee, the Executive Committee and the Special Committee. However, the Board met as a full board, rather than as committees, during all of 1999. In December 1999, the Board of Directors discontinued the Special Committee, which was formed primarily for the purpose of overseeing any public offerings we made of our securities.

         Our Audit Committee is charged with the review of the professional services we receive from our independent auditors, determining the independence of those auditors, determining the accuracy of our annual financial statements, determining the appropriateness, efficiency and accuracy of our system of internal accounting controls and financial reporting practices, and reviewing such other matters regarding our financial procedures as may be brought to its attention or as may be specifically delegated to it from time to time by our Board. Upon the Audit Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries and proposals to our Board of Directors regarding those matters, which may then be acted upon by our full Board. During 1999, the Audit Committee consisted of Messrs. Fucaraccio, Sorenson and Troy D'Ambrosio. As the result of the resignation of Messrs. Sorenson and D'Ambrosio as directors in order to facilitate the appointment of Messrs. Baeza and Corredor to the Board of Directors in October 1999 in connection with our closing of our October 1999 financing, between October and December, the Audit Committee consisted solely of Mr. Fucaraccio. Between December 1999 and February 2000, Messrs. Lance D'Ambrosio, Baeza, Corredor, Fucarracio and Acosta-Rua comprised the committee. In February 2000, the Board appointed Messrs. Bahamonde, Sorenson, Troy D'Ambrosio, Schiller and Corredor to serve on the committee and, in March 2000, Mr. Corredor was appointed chairman of the committee.

         Our Compensation Committee is charged with the review of the levels, form, policies and procedures for the compensation of our executives and agents, the review of our pension and other benefit programs, and such other compensation matters as may be brought to its attention or as may be delegated to it by our Board. Upon the Compensation Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries of proposals to our Board of Directors regarding those matters for action by the entire Board. During 1999, the Compensation Committee consisted of Messrs. Troy D'Ambrosio, Acosta-Rua and Fucaraccio. As the result of the resignation of Mr. D'Ambrosio as a director in order to facilitate the appointment of Messrs. Baeza and Corredor to the Board of Directors in October 1999 in connection with our closing of our October 1999 financing, between October and December, the Audit Committee consisted of Messrs. Acosta-Rua and Fucaraccio. Between December 1999 and February 2000, Messrs. Lance D'Ambrosio, Baeza, Corredor, Fucarracio and Acosta-Rua comprised the committee. In February 2000, the Board appointed Messrs. Baeza, Lance D'Ambrosio, Fucaraccio, Acosta-Rua and Magan to serve on the committee, with Messrs. Lance D'Ambrosio and Baeza acting as co-chairman.

         Our Executive Committee is charged with the performance of the duties of our Board of Directors between regularly scheduled meetings of the Board and, in that capacity, is charged with the functions, and has the authority of, the full Board of Directors with regard to matters addressed by it. During 1999, the Executive Committee consisted of Messrs. Lance D'Ambrosio, Acosta-Rua and Troy D'Ambrosio. As the result of the resignation of Troy D'Ambrosio as a director in order to facilitate the appointment of Messrs. Baeza and Corredor to the Board of Directors in October 1999 in connection with our closing of our October 1999 financing, between October and December, the Executive Committee consisted of two members, Lance D'Ambrosio and Gaston Acosta-Rua. Between December 1999 and February 2000, Messrs. Lance D'Ambrosio, Baeza, Corredor, Fucarracio and Acosta-Rua comprised the committee. In February 2000, the Board appointed Messrs. Baeza, Acosta-Rua, Fucaraccio, Lance D'Ambrosio and Magan to serve on the committee.

         The Board does not have a nominating committee. The entire Board performs those duties.

Our Director Compensation.

         Our directors do not receive cash compensation for serving on our Board (or any committee of the Board), or for any other services they provide to us in their capacity as directors. Our directors, however, are reimbursed for expenses they incur in connection with attending Board or committee meetings. In addition, any directors who are not employees are awarded options under the terms of our 1998 Director Stock Plan.

         The Board of Directors adopted the director stock plan in June 1998, and our shareholders approved it at our annual meeting in August 1998. A total of 100,000 common shares are reserved for issuance under the director stock plan. The director stock plan provides each non-employee director with an aggregate annual compensation retainer of options to acquire 8,000 common shares. Each option is granted on the first day after the last day of each calendar year for services performed during the preceding year. The first options were granted under the director stock plan in January 1999 for the annual period which commenced on July 1, 1998. Each non-employee director will continue to receive annual grants as long as he or she is a non-employee director. If a non-employee director no longer serves as a director for any reason, he or she is entitled to all ungranted portions of his or her option (which will accrue on a daily basis through the date of termination as a director).

         Each option vests on the first anniversary of the date of its grant, and the options expire, if unexercised, five years from the date of grant. The exercise price of each option is 85% of the fair market value of the common shares on the date of grant. The number of common shares issuable in connection with the option and the aggregate number of common shares remaining available for issuance under the director stock plan are proportionately adjusted to reflect any subdivision or combination of the outstanding common shares.

         The director stock plan will continue until May 30, 2008, unless it is terminated prior to that time by the Board of Directors. The Board of Directors may amend, modify or suspend the director stock plan for the purpose of addressing any changes in legal requirements or for any other purpose permitted by law, except that (i) no amendment or alteration of the director stock plan will be effective prior to its approval by the shareholders to the extent that approval is then required by applicable legal requirements, and (ii) the director stock plan can not be amended more than once every six months to the extent the amendment is limited by Rule 16b-3(c)(2)(ii) (or any successor provision) under the Securities Exchange Act of 1934, as then in effect.

Our Executive Compensation

         The following information summarizes the compensation we paid to our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997. We did not award any of those executive officers any options or stock awards during 1999.


                                                      Annual Compensation
                                        ---------------------------------------------
                                                                                           Other Annual
      Name and Principal Position          Year          Salary             Bonus          Compensation
 ------------------------------------   ----------   --------------   ---------------   -------------------
  Lance D'Ambrosio                         1999        $165,000           $41,250          $13,800(3)
     Chief Executive Officer               1998        $165,000           $12,500          $13,800(3)
     And Board Chairman                    1997        $165,000(2)         $6,875          $13,800(1), (3)

  Brian Reynolds                           1999        $135,000           $33,750           $6,000
     President and Chief Operating         1998        $135,000(4)        $15,000           $6,000(1)
  Officer                                  1997          $-0-              $-0-              $-0-

  Jerry Slovinski                          1999        $133,333           $32,500          $26,000(1), (6)
     Senior Vice President and             1998        $130,000(5)         $-0-             $6,000(1)
  Chief Financial Officer                  1997          $-0-              $-0-              $-0-

  William Levan                            1999        $120,000           $30,000           $6,000
     Senior Vice President                 1998        $120,000(7)        $10,000           $6,000(1)
  Engineering and Technology               1997          $-0-              $-0-              $-0-

  Troy D'Ambrosio                          1999        $105,000           $26,250           $6,000
     Senior Vice President Legal &         1998        $105,000(8)         $5,000           $6,000(1)
  Legal & Administration                   1997          $-0-              $-0-              $-0-
_______________________

(1) Person named was our employee during only a part of the year in question. The amount shown assumes full year premiums on group term life insurance and medical and dental insurance.

(2) Reflects full year base salary. Mr. D'Ambrosio became a salaried employee on August 1, 1997.

(3)  Includes an automobile allowance of $7,800.

(4) Reflects full year base salary. Mr. Reynolds became a salaried employee on July 1, 1998.

(5) Reflects full year base salary. Mr. Slovinski became a salaried employee on November 1, 1998.

(6)  Includes a $20,000 loan that was forgiven on November 1, 1999.

(7) Reflects full year base salary. Mr. Levan became a salaried employee on March 31, 1998.

(8) Reflects full year base salary. Mr. D'Ambrosio became a salaried employee on October 1, 1998.

FISCAL YEAR-END OPTION VALUE

         The following information summarizes the number and value of options to acquire common shares held by the executive officers described above.

                                     Number of Securities                  Value of Unexercised
                                    Underlying Unexercised                     In-the-Money
                                 Options at Fiscal Year-End (#)         Options at Fiscal Year-End
                         ------------------------------------     -----------------------------------
   Name                     Exercisable         Unexercisable         Exercisable        Unexercisable
----------------------      -----------         -------------         -----------        ------------
Brian Reynolds                183,333              166,667            $1,191,645          $1,083,335
Jerry Slovinski               100,000              150,000              $300,000            $262,500
William Levan                  50,000              100,000              $144,500            $289,000


         For purposes of determining the values of the options held by the named executive officers, we assumed that the common shares underlying the option granted had a value of $7.50 per share, which is the estimated fair market value our Board of Directors attributed to that stock on October 15, 1999 in connection with the sale of our series C stock. The option value is based on the difference between the fair market value of those shares, and the option exercise price per share, multiplied by the number of shares subject to the options.

Our Employment Agreements

         We typically enter into an employment agreement with each of our senior management and key personnel. The employment agreements generally have initial terms of between one and three years. Under the agreements, the employee is entitled to a base salary plus incentive bonuses, as determined by the Board of Directors, standard benefits such as health and life insurance and reimbursement of reasonable expenses. The base annual salaries for our senior management and key personnel during 1999 were as follows:

     o    $165,000 for Lance D'Ambrosio

     o    $135,000 for Mr. Reynolds

     o    $133,333 for Mr. Slovinski

     o    $120,000 for Mr. Levan

     o    $105,000 for Troy D'Ambrosio


The agreements also provide for moving allowances in some instances. The employment agreements for a number of our senior management also provide for the grant of options. The option grants are generally subject to vesting schedules and require the employee to forfeit portions of the here vested options if he or she terminates the relationship. In two instances (in the case of senior management personnel who have significant management responsibility for and over the operation of one of our general market regions), we have agreed to grant to the employee a 5% equity interest in our joint ventures and/or our subsidiaries operating in those regions. These grants typically provide that the equity interest received by the employee is non-dilutable to the extent of the investment by us or other parties in our joint ventures and/or our subsidiaries of up to a set amount.

         We can terminate the employment contracts for cause, which is defined in the agreements, or without cause. In addition, the employee can terminate the contract on notice to us ranging from 90 to 180 days. If the contract is terminated without cause or as a result of a "change of control," as defined in the agreements, the employee is entitled to receive severance pay of up to 12 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which we believe are consistent with industry practice.

Limitations of Liability and Indemnification

         Our Amended and Restated Certificate of Incorporation limits the personal liability of directors and officers for monetary damages to the maximum extent permitted by Nevada law. Under Nevada law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for an act or omission that involves intentional misconduct or a knowing violation of the law, or payment of improper distributions. Nevada law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interest of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

         Our Bylaws provide that, to the full extent permitted by our Amended and Restated Certificate of Incorporation and the Nevada Business Corporation Act, we will indemnify, and advance expenses to, the our officers, directors and employees in connection with any action, suit or proceeding, civil or criminal, to which those persons are made party by reason of their being a director, officer or employee. That indemnification is in addition to the advancement of expenses.

         At  present,  we are  not  involved  in any  litigation  or  proceeding
involving   any  of  our   directors,   officers,   employees  or  agents  where
indemnification by us would be required or permitted.

Our Employee Benefit Plans

         In June 1998, our Board adopted the 1998 Stock Incentive Plan. The Incentive Plan was approved by our shareholders in August 1998. The Board believes the availability of stock options and the other incentive compensation that us permitted to be awarded under the Incentive Plan is an important factor in our ability to attract and retain qualified employees and to provide incentives for them to exert their best efforts on behalf of us.

         All employees, consultants, advisors, officers and directors of our subsidiaries and our company are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Board, which may designate the price and other terms and conditions of any such award. The Board may also delegate authority for administration of the Incentive Plan to a committee of the Board. Subject to the provisions of the Incentive Plan, the Board, or a committee, if any, may adopt and amend rules and regulations relating to the administration of the Incentive Plan. Only the Board may amend, modify or terminate the Incentive Plan.

         A total of 1,250,000 common shares were originally reserved for issuance under the Incentive Plan. Our Board increased the number of common shares reserved under the Incentive Plan to 1,820,229 common shares in December 1998. A total of 1,202,000 options have been approved for grant by the Board of Directors, subject to the grant of such options pursuant to an option agreement in form approved by the Board of Directors, of which no options have been exercised as of March 1, 2000.

         The Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock awards, stock appreciation rights, cash bonus rights, dividend equivalent rights, performance-based awards and foreign qualified grants. Common shares awarded under the Incentive Plan may be authorized and unissued common shares or common shares acquired in the market. If any award granted under the Incentive Plan expires, terminates or is cancelled, or if common shares sold or awarded under the Incentive Plan are forfeited to or repurchased by us, the common shares again become available for issuance under the Incentive Plan.

         Our Board determines the persons to whom options are granted, the option price, the number of common shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive stock option, which we refer to as an ISO, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or a non-statutory stock option, or NSO.

         All options granted under the Incentive Plan are exercisable in accordance with the terms of an option agreement entered into at the time of, and as a condition to, the grant. If the option is an ISO, the terms must be consistent with the requirements of the tax code and applicable regulations, including, if applicable, the requirements that the option price not be less than the fair market value of the common shares on the date of the grant. If the option is an NSO, the option price is as determined by our Board, and may be less than the fair market value of the common shares on the date of the grant.

         Our Board may award common shares under the Incentive Plan as stock bonuses, restricted stock awards, or otherwise. Our Board determines the persons to receive those awards, the number of common shares to be awarded, the time of the award and the terms, conditions and restrictions of the stock awards. The aggregate number of common shares that may be awarded to any one person using stock awards under the Incentive Plan is determined by our Board. No stock awards have yet been granted under the Incentive Plan.

         We may also grant stock appreciation rights under the Incentive Plan. Stock appreciation rights may, but need not, be granted in connection with an option grant or an outstanding option previously granted under the Incentive Plan. A stock appreciation right is exercisable only at the time or times established by our Board. If a stock appreciation right is granted in connection with an option, it is exercisable only to the extent and on the same conditions as the related option is exercisable. Our Board may withdraw any stock appreciation rights granted under the Incentive Plan at any time and may impose any condition upon the exercise of a stock appreciation right or adopt rules and regulations from time to time affecting the rights of holders of stock appreciation rights. No stock appreciation rights have yet been granted under the Incentive Plan.

         Our Board may also grant cash bonus rights under the Incentive Plan in connection with options granted or previously granted, stock appreciation rights granted or previously granted, stock awarded or previously awarded and shares sold or previously sold under the Incentive Plan. Bonus rights may be used to provide cash to employees for the payment of taxes in connection with awards under the Incentive Plan. No cash bonus rights have yet been granted under the Incentive Plan.

         Our Board may also grant awards intended to qualify as performance-based compensation under Section 162(m) of the Code and the regulations thereunder. Performance-based awards may be denominated either in common shares or in dollar amounts. All or part of the awards will be earned if performance goals established by our Board for the period covered by the awards are met and the employee satisfies any other restrictions established by our Board. The performance goals are expressed as one or more targeted levels of performance for our company or any of our subsidiaries, divisions or other units, including performance levels relating to earnings, earnings per share, stock price increase, total stockholder return, which is measured by the stock price increase plus dividends, return on equity, return on assets, return on capital, economic value added, revenues, operating income, cash flows or any of the foregoing. No performance-based awards have been granted under the Incentive Plan.

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

              MATTERS SUBMITTED TO THE VOTE OF THE SECURITY HOLDERS

         During 1999 we did not hold an annual meeting of stockholders. On January 14, 2000, however, we held our annual meeting for the year 2000. At the meeting, the stockholders:

     o Approved an amendment to our Amended and Restated Articles of Incorporation which increased the maximum number of our board members from nine to ten.

     o Ratified and approved the appointment of Deloitte & Touche, LLP as our independent public accountants for the fiscal year ending December 31, 1999.

     o Elected Mario L. Baeza, Norberto Corredor and Troy D'Ambrosio as Class 2 directors, and Peter Schiller, George Sorenson, Salomon Magan and Alfonso Bahamonde as Class 3 directors.

         We filed the amendment to our Amended and Restated Articles of Incorporation to increase the number of directors to ten with the Secretary of State's office for the State of Nevada on January 20, 2000

                           OUR PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of our outstanding securities as of March 1, 2000 by the following parties:

     o all those persons or entities known by us to be beneficial owners of 5% or more of each class of our outstanding securities, or "5% Shareholders"

     o each director and each of our Chief Executive Officer and the next four highest paid officers, or "Named Executive Officers"

     o    all directors and our executive officers as a group.


The data presented are based on information provided to us by the parties specified above.

               Name of                                                 Number of     Percentage of
           Beneficial Owner                     Class                   Shares          Class(1)
           ----------------                     -----                   ------          ------
TCW/CCI Holding LLC(2)                   Common                              -0-          (*)
    (5% Shareholder)                     Series C Preferred            4,666,666         42.2%

Telematica EDC, C.A.(3)                  Common                              -0-          (*)
    (5% Shareholder)                     Series C Preferred            4,666,666         42.2%

FondElec Essential Service(4)            Common                        2,733,597         22.6%
   Growth Fund, L.P.                     Series C Preferred              933,332          9.3%
    (5% Shareholder)

Internexus, S.A.(5)                      Common                        2,461,234         20.7%
    (5% Shareholder)                     Series C Preferred            1,860,475         18.1%

Estate of George S.                      Common                        1,003,286          8.7%
   D'Ambrosio(6)                         Series C Preferred                  -0-          (*)
    (5% Shareholder)

International Finance                    Common                              -0-          (*)
 Corporation(7)                          Series C Preferred              933,332          9.3%
    (5% Shareholder)

Glacier Latin-America                    Common                              -0-          (*)
 LTD(8)                                  Series C Preferred              560,000          5.7%
    (5% Shareholder)

Lance D'Ambrosio(9)                      Common                        3,564,552         30.8%
    (CEO, Director)                      Series C Preferred                  -0-          (*)

Brian Reynolds(10)                       Common                          183,333          1.6%
    (Pres. and COO)                      Series C Preferred                  -0-          (*)

Jerry Slovinski(11)                      Common                          100,000          (*)
    (Sr. VP and CFO)                     Series C Preferred                  -0-          (*)

Troy D'Ambrosio                          Common                          580,336          5.0%
    (Sr. VP/Director)                    Series C Preferred                  -0-          (*)

William Levan(12)                        Common                           50,000          (*)
    (Sr. VP)                             Series C Preferred                  -0-          (*)


Jose Miguel Padron(13)                   Common                           33,333          (*)
    (VP/CEO of                           Series C Preferred                  -0-          (*)
    Central America
    Operations)

Luis de la Fuente(14)                    Common                           34,000          (*)
    (VP/CEO of Mexico                    Series C Preferred                  -0-          (*)
    Operations)

Anthony Sansone(15)                      Common                          165,555          1.4%
    (Vice President                      Series C Preferred                  -0-          (*)
    Treasurer/Secretary)

Gaston Acosta-Rua(16)                    Common                            4,000          (*)
    (Director)                           Series C Preferred                  -0-          (*)

Jorge Fucaraccio(17)                     Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

Mario Baeza(18)                          Common                              -0-          (*)
    (Director)                           Series C Preferred               10,000          (*)

Norberto Corredor(19)                    Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

George Sorenson(20)                      Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

Peter Schiller(21)                       Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

Salomon Magan (22)                       Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

Alfonso Bahamonde(23)                    Common                              -0-          (*)
    (Director)                           Series C Preferred                  -0-          (*)

All directors and officers as a group    Common                        4,719,455         39.3%
(16 persons)(24)                         Series C Preferred               10,000          (*)
----------------------
*Less than 1%

(1) Based on 11,585,489 outstanding shares of common stock and 9,728,909 outstanding shares of series C preferred stock. We also have 101,374 shares of series B preferred stock outstanding, but have not included those shares in this chart. The series B shares are held by approximately nine holders, and two of those holders (Donald Williams and his affiliates, Caribbean Communications, S.A., own approximately 65% of all the series B shares). The inclusion of any shares as "beneficially owned" does not constitute an admission of beneficial ownership (which has a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. Also, each person is deemed to beneficially own any shares issuable on exercise of stock options or warrants held by that person that are currently exercisable or that become exercisable within 60 days after March 1, 2000.

(2) Includes an option to acquire 1,333,333 shares of series C Stock. Does not include 833,333 shares of common stock that may be acquired under the terms of a warrant issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(3) Includes an option to acquire 1,333,333 shares of series C Stock. Does not include 833,333 shares of common stock that may be acquired under the terms of a warrant issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(4) Includes an option to acquire 266,666 shares of series C Stock. Includes 513,006 common shares under warrants granted to the stockholder prior to October 1999. Does not include 426,666 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(5) Includes an option to acquire 531,564 shares of series C Stock. Includes 282,644 common shares under warrants granted to the stockholder prior to October 1999. Also includes options to acquire 8000 common shares which were granted to Internexus' designees to our Board of Directors under our Director Stock Plan, but which were assigned to Internexus under the terms of the designees' arrangements with Internexus. Does not include 592,228 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(6) George D'Ambrosio was the father of Lance D'Ambrosio and Troy D'Ambrosio. Lance D'Ambrosio has been appointed the personal representative of the Estate of George S. D'Ambrosio. Lance D'Ambrosio disclaims beneficial ownership of the shares held by the Estate.

(7) Includes an option to acquire 266,666 shares of series C Stock. Does not include 166,666 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(8) Includes an option to acquire 160,000 shares of series C Stock. Does not include 100,000 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(9) Includes shares held in the name of Mr. D'Ambrosio and held in the name of entities over which Mr. D'Ambrosio has voting and/or beneficial control and for which he does not disclaim beneficial ownership. Does not include 1,003,286 common shares held by the Estate of George S. D'Ambrosio, for which Lance D'Ambrosio acts as personal representative and for which he disclaims beneficial ownership.

(10) Includes options to acquire 183,333 common shares.

(11) Includes options to acquire 100,000 common shares.

(12) Includes options to acquire 50,000 common shares.

(13) Includes options to acquire 33,333 common shares.

(14) Includes options to acquire 34,000 common shares.

(15) Shares shown are held by a limited liability company for which Mr. Sansone acts as the managing member. Mr. Sansone does not disclaim beneficial ownership of such shares. Also includes options to acquire 50,000 common shares.

(16) Mr. Acosta-Rua is a principal of FondElec and certain of its affiliates. Mr. Acosta-Rua disclaims beneficial interest in the shares held by FondElec and its affiliates. Also includes options to acquire 4,000 common shares.

(17) Mr. Fucaraccio is an officer of an affiliate of Internexus. Mr. Fucaraccio disclaims beneficial interest in the shares held by Internexus, or its affiliates.

(18) Mr. Baeza is a principal of TCW/CCI Holding or its affiliates, and is an officer and sole member of a company that is a member of an entity that controls TCW/CCI Holding. The shares of series C Stock shown for Mr. Baeza reflect his indirect interest in TCW/CCI Holding's shares. Mr. Baeza disclaims beneficial interest in the shares held by TCW/CCI Holding except to the extent of that indirect interest.

(19) Mr. Corredor is an officer of Telematica or its affiliates. Mr. Corredor disclaims beneficial interest in the shares held by Telematica except to the extent shown.

(20) Mr. Sorenson is a principal of FondElec. Mr. Sorenson disclaims beneficial interest in the shares held by FondElec. Also includes options to acquire 4,000 common shares.

(21) Mr. Schiller is an officer of one or more affiliates of Internexus. Mr. Schiller disclaims beneficial interest in the shares held by Internexus and its affiliates.

(22) Mr. Magan is an officer of an affiliate of Telematica. Mr. Magan disclaims beneficial interest in the shares held by Telematica.

(23) Mr. Bahamonde is a principal of an affiliate of TCW/CCI Holding. Mr. Bahamonde disclaims beneficial interest in the shares held by TCW/CCI Holding.

(24) Assumes the matters set forth in notes 1 through 23. Includes options to acquire 466,666 common shares.



PART 2.
-------
                MARKET FOR EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no established public market for our common shares or preferred shares. We cannot predict the effect, if any, that future sales of common shares or preferred shares, or the availability of such shares for sale, will have on any market price prevailing from time to time on our equity securities. Future sales of substantial amounts of our stock, whether common or preferred, could adversely affect any prevailing market prices of our outstanding equity securities.

         In 1995 we issued 1 million of our common shares to the former shareholders of TTI in connection with our business separation from TTI. In connection with that transaction, we placed all of those shares in escrow (where they remain today) and filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. We issued all of our currently issued and outstanding common shares and preferred shares since the initial issuance of the 1 million common shares that are held in escrow in transactions which we believe did not involve unregistered public offerings. The common shares and preferred shares we issued in those transactions are "restricted securities." All or a portion of the restricted shares may in the future become (or, in some instance, may be now) eligible for sale in the public market place in reliance on Rule 144, subject to volume, affiliate, timing and manner of sale or other restrictions contained therein.

         We have previously issued warrants and options, which were not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The warrants and options constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or disposed of in connection with an exemption therefrom.

         As of the date of this report, there are approximately 440 holders of our outstanding common shares, nine holders of our outstanding series B preferred shares and six holders of our outstanding series C preferred shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF CERTAIN RELEVANT FACTORS

         The following information should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and notes thereto provided elsewhere in this report. The following discussion and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the continuing uncertainty of our profitability, our ability to develop and introduce new services, the consummation of certain asset and subscriber acquisition agreements to which we are a party, the uncertainty of market acceptance of our new and existing services, our reliance on collaborative partners, our limited sales and marketing experience, risks associated with obtaining governmental approvals for our services, the highly competitive industry in which we operate and the rapid pace of technological change within that industry, changes in or failure to comply with governmental regulations, our dependence on key employees and general economic and business conditions, some or all of which may be beyond our control.

Overview

         We are in the business of providing high quality, low-cost integrated communications services using our own metropolitan area networks. We intend to operate primarily in recently deregulated and high-growth markets, principally in Mexico, Central America and the Andean region of Latin America. We offer customers broadband, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of our markets using an Internet protocol-based technology platform and networks that employ fiber-optic and hybrid fiber coaxial cable, plus "last mile" high-band width fixed wireless systems.

         From our inception in 1995 until 1998, our main activities consisted of acquiring licenses and authorizations in our various market countries, acquiring building access rights, hiring management and other key personnel, developing operating systems and activities directly associated with the acquisition and deployment of our various networks. During fiscal 1998, we first acquired the ability to provide, or introduced, significant bundled telecommunications services in our markets.

         Since our inception, we have sustained net losses and negative cash flow, both of which have been significant. We expect the losses and negative cash flow to continue until we develop a customer base that will generate sufficient revenues to fund our operating expenses. We expect that our 2000 operating and net losses and negative operating cash flow will be greater than in 1999. We also anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. Our ability to manage the problems associated with this expansion will depend, among other things on, our ability to monitor operations, control costs, maintain effective quality control, secure necessary interconnect and regulatory approvals, expand internal management, technical, information and accounting systems and attract, assimilate and retain qualified management and professional personnel. Our inability or failure to effectively manage these issues effectively could result in significant subscriber turnover, stagnant or decreasing subscriber growth, managerial inefficiencies, missed corporate opportunities and continuing or increased losses.

         The difficulties in managing these various business issues will be compounded by a number of the unique attributes of our business operations and strategy for becoming a premier facilities-based telecommunications provider in our various markets. For example, we utilize, as part of our operating network, wireless technology. This technology has been used by other telecommunications providers for a significant period of time, but our point-to-multipoint technology has only been commercially used on a limited basis. Although we selected that technology because we believe it complements the wireline technologies we otherwise employ in our networks, if that technology does not perform as expected or provide the advantages that we expect, our business, financial condition and the results of our operations may be materially and adversely affected. Further, we employ an IP-based technology platform that uses packet switching to transmit voice, video and data elements over the same network. We believe that IP-based packet-switched networks have less overhead and greater capacity than traditionally used technology platforms but, in the past, there have been issues regarding the quality of service provided by those platforms. We believe that the quality of services provided by other transport systems has been incorporated into the newer generations of IP switches and bandwidth managers, but if our technology platform does not perform as expected or provide the advantages we expect, our business, financial condition and the results of our operations could also be materially and adversely affected. Also, as part of our operations in some of our markets, we rely on network capacity that we lease from third parties, some of which may be our competitors in the market.. Those parties may not have the same incentive as other, non-competitive, network owners to maintain those existing relationships with us on terms which promote our competitive advantage

Accounting Treatment

         Our assets consist primarily of those assets we acquired as a result of our formation, and those we acquired in the transaction with TIC. As a result of the TIC transaction, the former shareholders of TIC obtained a significant portion of the voting power of the combined companies on a common share equivalent basis. Accordingly, in conformance with generally accepted accounting principles, or GAAP, the merger has been accounted for as a "reverse acquisition." Consistent with reverse acquisition accounting treatment, the financial statements presented for the fiscal year ended December 31, 1996 are the financial statements of TIC and differ from the consolidated financial statements of Convergence Communications, Inc. and its subsidiaries as previously reported. The consolidated financial statements presented include the operations of TIC for the fiscal year ended December 31, 1996 and the period January 1, 1997 through February 3, 1997 and of Convergence Communications, Inc. and its subsidiaries for the period February 4, 1997 (the effective date of the TIC acquisition) to December 31, 1998.

Results of Our Operations

1999 compared to 1998

         Revenues. Our Revenues for 1999 totaled $9.1 million, compared to $3.1 million for 1998, representing a $6.0 million increase from revenues for 1999. The following table shows our revenues by operating subsidiary for 1999 and 1998:

         TOTAL REVENUES
         (in thousands)                          1999             1998
         -------------------------              ------           ------
         Intervan (1)                          $   172                -
         GBnet (2)                                 197                -
         Inter@net (3)                           1,156          $   399
         Chispa (3)                              7,562            2,537
         Parent Company and others                  13              177
                                               -------          -------
              Consolidated total               $ 9,100          $ 3,113
                                               =======          =======
-------------------
(1)  1999 revenue includes only eight days of ownership.

(2)  1999 revenue includes only sixteen days of ownership.

(3)  1998 revenue represents less than six months of ownership.

         The increase in our 1999 revenues was primarily attributable to ownership of the Inter@net and Chispa entities for all twelve months of 1999. Chispa's customer base grew from 25,176 customers in 1998 to 29,276 customers in 1999, an increase of 4,100 customers, or 16%. In addition to the growth of the customer base, Chispa began offering dial up internet services and high speed data services to residential and corporate customers during the latter half of 1999.

         Our Inter@net customer base consists of both contract and pre-paid customers. Inter@net's contract customer base grew from 1,771 customers in 1998 to 2,667 customers in 1999, an increase of 51%. The pre-paid customer base grew from an average of 356 customers in 1998 to an average of 462 customers in 1999, an increase of 106 customers (or 30%). Despite increases in the customer base, however, net revenues for Inter@net reflect the downward pressure on prices due to competition and economic difficulties in Venezuela.

         During December 1999, we commenced both our operations in Mexico and in the GBnet affiliated countries of Central America (Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica, Panama and the Dominican Republic).

         Variable Cost of Services. Variable cost of services consists primarily of bandwidth and cable programming charges. The cost of these services totaled $3.2 million in 1999, an increase of $1.3 million (or 68%) from 1998. Of total variable cost of services for 1999, $2.2 million related to our Chispa's operations in El Salvador and $0.6 million related to Inter@net's operations in Venezuela.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $5.8 million, an increase of $3 million (or 107%), from 1998. We maintained a total of 490 employees at December 31, 1999, compared to 242 employees at December 31, 1998. The increase in headcount reflects both the normal increases associated with our maturing operation and the employees we acquired during the month of December 1999 in our purchases of Intervan and GBnet, which had 126 and 29 employees, respectively, at December 31, 1999. We increased the salaries, wages and benefits of our personnel to match market rates and increases in cost of living.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $7.0 million in 1999, an increase of $2.3 million (or 46%) compared to 1998. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in 1999 and 1998, as well as the increased development of our networks. The increase in SG&A reflects:

     o consulting, legal and tax advisor fees, which totaled $2.7 million, compared with $2.3 million for 1998

     o a 45% increase in travel and promotion costs, to $1 million in 1999, compared to $0.7 million in 1998. These expenses relate primarily to the expansion of our operations into Central America and Mexico, the significant private equity and credit facility we completed in October 1999 and the proposed vendor and equipment financing agreement with Alcatel.

     o on a company-wide basis, we recorded a provision for doubtful accounts of $0.4 million, compared to $0.04 in 1998 as a result of payment arrears and increased operations.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in 1999 of $1.3 million.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $5.3 million in 1999, representing an increase of $2.4 million over 1998. The increase relates primarily to amortization of intangible assets relating to our acquisitions.

         Asset Impairment. Since 1997, we have owned approximately 78% of the stock of Viva Vision, which acts as the operating company for the local multi-point distribution service license held by Centurion. The total purchase price for our interest in Viva Vision was approximately $8,300,000, of which the majority of the purchase price was allocated to an intangible asset. In connection with the Viva Vision transaction, we also acquired an 8.46% interest in Centurion for approximately $845,000. During the fourth quarter of fiscal 1999, we determined that our related Viva Vision recorded assets and intangible assets and our investment in Centurion, totaling approximately $5.7 million as of December 31, 1999 may be impaired. As a result, a recoverability and fair value assessment of the related assets in accordance with generally accepted accounting principles was completed by management, which concluded that the assets would not be recovered. Accordingly, we recorded an impairment of $5.7 million for the year ended December 31, 1999.

         Interest Expense, Net. Our net interest expense totaled $3.3 million in 1999, consisting of interest expense of $3.7 million and interest income of $0.4 million. Net interest expense for 1999 increased $2.9 million from 1998. The increase in net interest expense was primarily attributable to our increased indebtedness from acquisition and financing activities. The average interest rate recorded on our indebtedness outstanding as of 1999 was approximately 10.75%, compared to approximately 10% for 1998.

         Provision for Income Taxes. We recorded a provision for income taxes of $0.05 million in 1999, compared to none for 1998. Chispa, which operates in El Salvador, recognized the majority of this income tax expense.

         Net Loss. We incurred a net loss of $20.3 million in 1999, an increase of $10.1 million, compared to 1998. The principal reasons for the increase were:

     o the increase in our amortization expense on intangible assets as a result of acquisitions

     o increased interest expense attributable to our increased indebtedness as a result of acquisitions

     o    the impairment of our Viva Vision and Centurion intangible assets, and

     o    the increase in SG&A expenses due to the growth in our operations.

1998 compared to 1997

         During the year ended  December 31, 1998, we completed our  development
activities  and  commenced  planned  principal   operations.   We  were  in  the
development stage at December 31, 1997.

         Revenues. Our revenues for 1998 totaled $3.1 million, compared to $0.004 million for 1998, representing a $3.1 million increase. The following table shows our revenues by operating subsidiary for 1998 and 1997:

         TOTAL REVENUES
         (in thousands)                             1998              1997
         -------------------------                 -----             -----
         Inter@net(1)                             $   399                -
         Chispa (1)                                 2,537                -
         Parent Company and others                    177            $  40
                                                  -------            -----
              Consolidated total                  $ 3,113            $  40
                                                  =======            =====
----------------
(1)  1998 revenues represent less than six months of ownership.


         The increase in revenues in 1998 was primarily attributable to the acquisition of our ownership interests in Inter@net and Chispa for five and six months of 1998, respectively.

         Variable Cost of Services. Our variable cost of services totaled $1.9 million in 1998, an increase of $1.7 million from 1997. Of total variable cost of services for 1998, $1.4 million related to Chispa's operations in El Salvador and $0.2 million related to Inter@net's operations in Venezuela.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $2.8 million in 1998, an increase of $2.5 million from 1997. We maintained a total of 242 employees at December 31, 1998, compared to fewer than 20 employees at December 31, 1997. The increase in headcount reflects normal increases in our employee count as our operations matured and the employees we acquired through our acquisitions during the months of July and August of 1998 of Chispa and Inter@net, which had 180 and 42 employees, respectively, at December 31, 1998.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $4.8 million in 1998, an increase of $3.0 million (or 167%) compared to 1997. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in 1998 and increased development of our networks. The increase in SG&A reflects:

o consulting, legal and tax advisor fees, which totaled $2.3 million in 1998, compared with $1.2 million for 1997

o a 196% increase in travel and promotion costs to $0.7 million compared to $0.2 million in 1997

o the increase related primarily to the expansion of our operations into El Salvador and Venezuela and researching potential business offerings in New Zealand and Central America

         Leased License Expense. During 1998, after completing a review of our business plan, we determined to focus our business activities on the acquisition and development of Latin America assets and businesses. Accordingly, leased license expense in 1998 primarily represents an acceleration of the intangible asset amortization related to the New Zealand license rights we had owned since our inception.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in 1998 totaling $0.8 million.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $2.9 million in 1998, representing an increase of $2.3 million compared to 1997. The significant increase relates primarily to the amortization of intangible assets relating to acquisitions.

         Interest Expense, Net. Our net interest expense totaled $0.4 million, consisting of interest expense of $0.7 million and interest income of $0.3 million. Net interest expense for 1998 decreased $0.3 million from 1997. The decrease in interest expense was due primarily to recording of interest expense for warrants we issued below fair value with debt in 1997.

         Net Loss. We incurred a net loss of $10.2 million in 1998, an increase of $5.6 million, compared to 1997. The principal reasons for the increase were

     o the increase in our amortization expense on intangible assets as a result of acquisitions

     o    the amortization of our New Zealand assets

     o    and the increase in SG&A expenses due to the growth in our operations

Liquidity and Capital Resources

         Since inception, we have funded our cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund our investments in, and acquisition of, start-up network operations, to provide working capital, and for general corporate purposes, including the expenses we incurred in seeking and evaluating new business opportunities. Our foreign subsidiary interests have been financed by a combination of equity investments and shareholder loans.

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico, Venezuela and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2000 from a combination of the following:

     o    unused proceeds from our October 1999 Financing

     o borrowings under any definitive vendor financing agreement we execute with Alcatel

     o additional private equity transactions relating to the exercise of outstanding options and warrants, particularly the options we issued the six accredited investors in connection with our October 1999 financing transactions.

         We anticipate that we will require approximately $46.5 million during 2000 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

         During 1999, our operating activities used $4.8 million, compared with $4.3 million during 1998. Our investing activities used $31.6 million in 1999, compared with $7.8 million during 1998. These changes are primarily attributable to our GBnet and Intervan acquisitions, for which we paid a combined total of $18.0 million in net cash on the closing dates. Our capital expenditures of $13.1 million also contributed to the significant increase in investing activities during 1999. Financing activities, principally our October 1999 financing, provided $58.4 million in net cash flow during 1999, compared to $10.2 million in 1998.

         As of December 31, 1999, we had current assets of $31.0 million, compared to $10.1 million as of December 31, 1998, for an increase of $20.9 million. The increase in current assets was primarily due to an increase in cash as a result of the October 1999 financing.

         We have the ability to moderate our capital spending and losses by varying the number and extent of our market build out activities and the services we offer in our various markets. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital requirements and losses. The actual costs of building out and launching our markets would depend on a number of factors, however, including our ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of the services that we may offer, regulatory changes and changes in technology. In addition, actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and such variations are likely to affect how much additional financing we will need for our operations. Accordingly, there can be no assurance that our actual financial needs will not exceed the anticipated amounts available to us, including from new, third parties, described above.

         To the extent we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive and economic downturns. Our subsidiaries or affiliates could also obtain financing from third parties, but there can be no assurance our subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to us.


                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Paragraph 16(a) of the Securities Exchange Act of 1934, or the "Exchange Act", requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities, which we refer to collectively as "Reporting Persons", to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements. We have received copies of filings on Forms 3 or 4 for the year ended December 31, 1999 for Mario Baeza, Norberto Corredor, TCW and Telematica (and certain of TCW's and Telematica's affiliates). Based solely on our review of these Forms, we believe they were timely filed. We have not received Forms 3, 4 or 5 from any other of our Reporting Persons for that period.

                               REPORTS ON FORM 8-K

         The registrant has filed the following reports on Form 8-K during the period covered by this report:

     o Report on Form 8-K for the event date June 15, 1999, relating to our acquisition of fiber-optic capacity in Mexico City from Metronet.

     o Report on Form 8-K for the event date August 6, 1999, relating to FondElec's loan to us of $1 million and the dismissal of a lawsuit against us that was brought in the federal district court in the State of Nevada.

     o Report on Form 8-K for the event date September 3, 1999, relating to Internexus' loan to us of $1 million in September of 1999 and an additional loan of $500,000 in October 1999. The report also describes the status of an upgrade to our private network concession that had been granted to us by the licensing authority in Venezuela, and the grant by the U.S. District Court for the District of New Jersey of our motion to move certain litigation that was filed against us in that court in early 1999 to the United States District Court for the District of Utah.

     o Report on Form 8-K for the event date October 18, 1999, relating to our closing of the first portion of our $109.5 million private equity and credit facility financing package with six accredited investors, and the transactions related to those investments.

     o Report on Form 8-K for the event date November 16, 1999, relating to our closing of the final portion of our $109.5 million private equity and credit facility financing package.

     o Report on Form 8-K for the event date December 15, 1999, relating to our acquisition of GBNet.

     o Report on Form 8-K for the event date December 24, 1999, relating to our acquisition of Intervan.


PART F/S
--------
         The following financial information is provided in accordance with the requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

          Item                                                       Page
          Independent Auditors' Report                                85
          Consolidated Balance Sheets                                 86
          Consolidated Statements of Operations                       88
          Consolidated Statements of Cash Flows                       89
          Consolidated Statements of Stockholders' Equity             91
          Notes to Consolidated Financial Statements                  93

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Convergence Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Convergence Communications, Inc. and subsidiaries, (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Exhibit 99. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 28, 2000


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------
                                                                                    December 31,    December 31,
                                                                                        1999           1998
                                                                                   --------------  -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  26,303,296   $  4,315,281
    Accounts receivable - net (Note 2)                                                 3,180,748        432,868
    Due from affiliate (Notes 7 and 12)                                                        -      5,000,000
    Inventory - net (Note 2)                                                             262,177        205,408
    Other current assets                                                               1,225,490        173,160
                                                                                   --------------  -------------
                  Total current assets                                                30,971,711     10,126,717

INVESTMENT IN CENTURION (Note 2)                                                               -        845,955
PROPERTY AND EQUIPMENT - net (Notes 2 and 4)                                          28,446,776      8,524,521
INTANGIBLE ASSETS - net (Note 5)                                                      36,660,025     22,650,040
OTHER ASSETS                                                                           1,126,011        325,811
                                                                                   --------------  -------------
TOTAL ASSETS                                                                       $  97,204,523   $ 42,473,044
                                                                                   ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - current portion (Note 9)                                       $  11,190,987   $  8,676,722
    Accounts payable and accrued liabilities (Note 6)                                  6,851,249      4,344,561
    Due to affiliates (Note 7)                                                           122,356      1,074,855
                                                                                   --------------  -------------
                  Total current liabilities                                           18,164,592     14,096,138

LONG-TERM LIABILITIES:
    Subordinated  exchangeable  promissory  notes (payable
     to related  parties) (Notes 10 and 12)                                                    -     10,000,000
    Notes payable - long-term portion (Note 9)
                                                                                      11,389,937      3,987,268
    Long-term debt (payable to related parties) (Note 7)
                                                                                       2,595,634      1,224,504
    Other long-term liabilities
                                                                                         185,686        135,091
                                                                                   --------------  -------------
                  Total long-term liabilities
                                                                                      14,171,257     15,346,863
MINORITY INTEREST IN SUBSIDIARIES
                                                                                       5,493,394      2,345,517
                                                                                   --------------  --------------
                  Total liabilities
                                                                                      37,829,243     31,788,518
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY  (Note 10):
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares issued and outstanding in 1999 and 1998.
                                                                                             101            101
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       9,728,909 shares issued and outstanding in 1999 and 1998.
                                                                                           9,729              -
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,585,489 and 11,738,277 outstanding in 1999 and 1998, respectively
                                                                                          11,585         11,738
    Additional paid-in capital
                                                                                      95,147,893     26,179,739
    Accumulated deficit
                                                                                    (35,764,016)   (15,486,537)
    Accumulated other comprehensive loss
                                                                                        (30,012)       (20,515)
                                                                                   --------------  -------------
                  Total stockholders' equity
                                                                                      59,375,280     10,684,526
                                                                                   --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  97,204,523   $ 42,473,044
                                                                                   ==============  =============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended          Year Ended          Year Ended
                                                                  December 31,        December 31,        December 31,
                                                                      1999                1998                1997
                                                              ------------------  ------------------  -----------------
NET REVENUES FROM SERVICES                                        $   9,099,054       $   3,113,482         $   40,186
                                                              ------------------  ------------------  -----------------
COSTS AND EXPENSES:
    Variable cost of services                                         3,202,017           1,876,133            165,048
    Salaries, wages and benefits                                      5,768,580           2,756,212            343,072
    Selling, general and administrative                               7,041,690           4,776,292          1,750,454
    Depreciation and amortization (Notes 2, 4 and 5)                  5,308,489           2,864,789            619,182
    Asset impairment (Note 2)                                         5,680,101                   -                  -
    Leased license expense                                               72,421             708,912            116,161
    Stock option compensation expense (Note 11)                       1,251,349             753,046            962,738
                                                              ------------------  ------------------  -----------------
                 Total costs and expenses                            28,324,647          13,735,384          3,956,655
                                                              ------------------  ------------------  -----------------
OPERATING LOSS                                                      (19,225,593)        (10,621,902)        (3,916,469)
OTHER INCOME AND (EXPENSES):
    Interest expense, net (Notes 7 and 9)                            (3,274,814)           (401,695)          (690,836)
    Net gain (loss) on foreign exchange                                  27,488             (6,497)                  -
                                                              ------------------  ------------------  -----------------
                 Total other expense                                 (3,247,326)           (408,192)          (690,836)
                                                              ------------------  ------------------  -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (22,472,919)        (11,030,094)        (4,607,305)
PROVISION FOR INCOME TAXES                                              (50,183)                  -                  -
                                                              ------------------  ------------------  -----------------
LOSS BEFORE MINORITY INTEREST                                       (22,523,102)        (11,030,094)        (4,607,305)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                             2,245,623             799,298             13,011
                                                              ------------------  ------------------  -----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $  (20,277,479)      $ (10,230,796)      $ (4,594,294)
                                                              ==================  ==================  =================
Net loss per basic and diluted common share (see Note 2)         $        (1.48)      $       (0.87)      $      (0.57)
                                                              ==================  ==================  =================
Weighted-average number of common shares:
    Basic and diluted                                                13,660,881          11,736,927          8,044,827
                                                              ==================  ==================  =================

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------
                                                               Year Ended      Year Ended        Year Ended
                                                              December 31,     December 31,     December 31,
                                                                  1999            1998              1997
                                                             --------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(20,277,479)    $(10,230,796)    $  (4,594,294)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                           5,308,489        2,864,789           619,182
         Provision for bad debts                                   363,005                -                 -
         Minority interest in loss of subsidiaries              (2,245,623)        (799,298)          (13,011)
         Asset impairment (Note 2)                               5,680,101          545,055                 -
         Issuance of options for common shares below fair
         value                                                   1,251,349        1,000,245         1,479,074
         Amortization of discount on notes payable                 682,440          554,731                 -
         Issuance of warrants below fair value                     162,191                -           657,143
         Change in assets and liabilities, net of effects
           of acquisitions:
            Accounts receivable                                   (573,033)         301,927               959
            Due from affiliate                                   5,000,000           42,919                 -
            Inventory                                              (81,376)         (56,887)           33,225
            Other current assets                                  (687,897)        (257,442)          260,998
            Other assets                                          (561,485)        (489,798)            1,258
            Accounts payable and accrued liabilities             1,602,914        1,776,763          (473,491)
            Due to affiliates                                     (491,541)         348,689                 -
            Other long-term liabilities                             50,595          115,425                 -
                                                             --------------- ---------------- -----------------
                Net cash used in operating activities           (4,817,350)      (4,283,678)       (2,028,957)
                                                             --------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Centurion                                              -                -          (805,955)
    Reverse acquisition of CCI                                           -                -            56,582
    Purchase of wireless licenses                                 (512,944)               -                 -
    Cash paid in GBnet acquisition, net                         (4,000,000)               -                 -
    Cash paid in Intervan acquisition, net                     (13,979,747)               -                 -
    Cash paid in Chispa Dos acquisition, net                             -       (2,248,641)                -
    Cash paid in Inter@net acquisition, net                              -         (961,412)                -
    Cash paid in Viva Vision acquisition, net                            -                -          (387,318)
    Purchase of minority interest in Viva Vision                         -                -          (800,000)
    Purchases of property and equipment                        (13,087,570)      (4,546,900)         (128,779)
                                                             --------------- ---------------- -----------------
                Net cash used in investing activities          (31,580,261)      (7,756,953)       (2,065,470)
                                                             --------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                           -        3,161,661         1,967,945
    Net proceeds from issuance of Series "C" Preferred
    Stock (Note 12)                                             53,578,039                -                 -
    Net proceeds from issuance of Series "A" Preferred Stock             -        1,794,965         8,332,055
    Repurchases of treasury stock prior to retirement           (1,215,860)               -                 -
    Increase in minority interest from issuance of
    subsidiary common stock                                      5,725,000          500,000                 -
    Proceeds from related party note                                     -        5,000,000
    Proceeds from related party borrowings                      11,935,422           98,286           919,333
    Payments on related party  borrowings and outstanding
    debt                                                       (15,581,076)               -          (962,293)
    Proceeds from promissory notes                               4,335,000                -         2,300,000
    Payments on promissory notes                                  (383,334)        (350,000)       (2,300,000)
                                                             --------------- ---------------- -----------------
                Net cash provided by financing activities       58,393,191       10,204,912        10,257,040
                                                             --------------- ---------------- -----------------
EFFECT OF EXCHANGE RATES ON CASH                                    (7,565)         (20,515)                -
                                                             --------------- ---------------- -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            21,988,015       (1,856,234)        6,162,613
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,315,281        6,171,515             8,902
                                                             --------------- ---------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 26,303,296      $ 4,315,281      $  6,171,515
                                                             =============== ================ =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                     $ 1,621,896       $   12,143       $    30,996
                                                             =============== ================ =================
    Cash paid during the year for income taxes (including
    prepaid)                                                    $  113,418       $   38,055         $       -
                                                             =============== ================ =================

See Note 16 to the consolidated financial statements for other non-cash financing and investing activities.

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Preferred Stock
                                                            -------------------------------------------------------------------
                                                                      Series "A"              Series "B"               Series "C"
                                                            ------------------------------------------------------------------------
                                                   Total         Shares       Amount       Shares      Amount      Shares    Amount
                                             -------------  ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                     $   (661,018)        --           --           --         --          --        --
Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                       14,571      685,063   $      685         --         --          --        --
   Addition of CCI common  stock                     86,990         --           --           --         --          --        --
Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares         7,096,500         --           --        101,374      $ 101        --        --
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                 10,000,000      150,380          150         --         --          --        --
Issuance of warrants below fair value               657,143         --           --           --         --          --        --
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                    300,000        4,083            4         --         --          --        --
Issuance of options for common shares and
   Series "A" Preferred
   shares below fair value                        1,479,074         --           --           --         --          --        --
Net loss for the year ended
December 31, 1997                                (4,594,294)        --           --           --         --          --        --
                                               ------------   ----------   ----------   ----------  ---------  ----------  ---------
BALANCE, DECEMBER 31, 1997                       14,378,966      839,526          839      101,374        101        --        --
Comprehensive loss:
   Net loss for the year
   ended December 31, 1998                      (10,230,796)        --           --           --         --          --        --
   Other comprehensive loss consisting of
     foreign currency  translation adjustment       (20,515)        --           --           --         --          --        --
                                               ------------   ----------   ----------   ----------  ---------  ----------  ---------
     Total comprehensive loss                   (10,251,311)        --           --           --         --          --        --
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                  4,956,626       91,180           91         --         --          --        --
Conversion of Series "A" Preferred shares
   into common shares                                  --       (930,706)        (930)        --         --          --        --
Exchange of Telecom common stock for CCI
   common shares                                    600,000         --           --           --         --          --        --
Issuance of options for common shares
   below fair value                               1,000,245         --           --           --         --          --        --
                                               ------------   ----------   ----------   ----------  ---------  ----------  ---------
BALANCE, DECEMBER 31, 1998                       10,684,526         --           --        101,374        101        --        --
Comprehensive loss:
   Net loss for the year
   ended December 31, 1999                      (20,277,479)        --           --           --         --          --        --
   Other comprehensive loss consisting of
     foreign currency translation adjustment         (9,497)        --           --           --         --          --        --
                                               ------------   ----------   ----------   ----------  ---------  ----------  ---------
     Total comprehensive loss                   (20,286,976)        --           --           --         --          --        --

Issuance of Series "C"
Preferred Stock, net                             67,794,198         --           --           --         --     9,728,909   $ 9,729
Issuance of Warrants                                750,677         --           --           --         --          --        --
Repurchases and retirements
of common stock                                  (1,215,860)        --           --           --         --          --        --
Forgiveness of related party liability              235,175         --           --           --         --          --        --
Issuance of warrants on debt                        162,191         --           --           --         --          --        --
Issuance of options for common shares
   below fair value                               1,251,349         --           --           --         --          --        --
                                               ------------   ----------   ----------   ----------  ---------  ----------  ---------
BALANCE, DECEMBER 31, 1999                     $ 59,375,280         --     $     --        101,374  $     101   9,728,909  $  9,729
                                               ============   ==========   ==========   ==========  =========  ==========  =========

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--CONTINUED--
                                                         Common Stock            Additional                    Accumulated
                                                ------------------------------    Paid-in      Accumulated    Other Compre-
                                                    Shares           Amount       Capital       Deficit       hensive Loss
                                                -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                          428,571       $    429           --     $   (661,447)          --
Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                     (428,571)          (429)  $     14,315           --             --
   Addition of CCI common  stock                  1,041,494          1,041         85,949           --             --
Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares           450,563            451      7,095,948           --             --
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                    228,658            229      9,999,621           --             --
Issuance of warrants below fair value                  --             --          657,143           --             --
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                     24,284             24        299,972           --             --
Issuance of options for common shares and
   Series "A" Preferred
   shares below fair value                             --             --        1,479,074           --             --
Net loss for the year ended
December 31, 1997                                      --             --             --       (4,594,294)          --
                                               ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1997                        1,744,999          1,745     19,632,022     (5,255,741)          --
Comprehensive loss:
   Net loss for the year
   ended December 31, 1998                             --             --             --      (10,230,796)          --
   Other comprehensive loss consisting of
     foreign currency  translation adjustment          --             --             --             --     $    (20,515)
                                               ------------   ------------   ------------   ------------   ------------
     Total comprehensive loss                          --             --             --      (10,230,796)       (20,515)
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                    600,504            600      4,955,935           --             --
Conversion of Series "A" Preferred shares
   into common shares                             9,307,060          9,307         (8,377)          --             --
Exchange of Telecom common stock for CCI
   common shares                                     85,714             86        599,914           --             --
Issuance of options for common shares
   below fair value                                    --             --        1,000,245           --             --
                                               ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998                       11,738,277         11,738     26,179,739    (15,486,537)       (20,515)
Comprehensive loss:
   Net loss for the year
   ended December 31, 1999                             --             --             --      (20,277,479)          --
   Other comprehensive loss consisting of
     foreign currency translation adjustment           --             --             --             --     $     (9,497)
                                               ------------   ------------   ------------   ------------   ------------
     Total comprehensive loss                          --             --             --      (20,277,479)       (30,012)

Issuance of Series "C"
Preferred Stock, net                                   --             --       67,784,469           --             --
Issuance of warrants                                   --             --          750,677           --             --
Repurchases and retirements
of common stock                                    (152,788)          (153)    (1,215,707)          --             --
Forgiveness of related party liability                 --             --          235,175           --             --
Issuance of warrants on debt                           --             --          162,191           --             --
Issuance of options for common shares
   below fair value                                    --             --        1,251,349           --             --
                                               ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999                       11,585,489   $     11,585   $ 95,147,893    (35,764,016)  $    (30,012)
                                               ============   ============   ============   ============   ============


                                       88 (a)

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     Business Description - Convergence Communications, Inc. and subsidiaries (the "Company"), is a provider of integrated broadband communications and Internet services through its own metropolitan area networks. The Company operates in recently deregulated and high growth markets, principally Mexico, Central America and the Andean region of South America. The Company offers business entities, governmental agencies and residential customers high-broadband, high-speed data connections, high-speed and dial-up
     Internet access, voice and video services. The Company's networks use technology based on the Internet Protocol, or "IP", and asynchronous transfer mode, or "ATM", technology.

     From its inception, the Company has focused on providing telecommunications services using high speed transmission networks within and across national borders. The Company intends to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to its acquisition and development of its business. The Company expects to continue to experience net losses and negative cash flow through at least 2001, and may continue to do so thereafter while it develops and expands its business, even if individual systems of the Company become profitable. The Company intends to meet its operational and capital expenditure requirements during 2000 from a combination of unused proceeds from its recent equity financing, additional private equity transactions and an equipment financing facility with a vendor equipment provider.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all wholly and majority-owned subsidiaries, and its 32.6% interest in Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A. The Company has operating control and 50% of the Board of Directors seats of Chispa. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates market value.

     Accounts Receivable - No single customer accounted for greater than 10% of accounts receivable at December 31, 1999 and 1998. The allowance for doubtful accounts was $366,448 and $328,283 at December 31, 1999 and 1998, respectively.

     Inventories - Inventories of subscriber installation materials and subscriber converter boxes are stated at the lower of average cost or market. The inventory balance reflects an inventory reserve of $259,579 for excess and obsolescence at December 31, 1999 and 1998.

     Property and Equipment - Property and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:
                                                      Life in years
                                                      -------------
           Buildings and improvements                 10 - 20 years
           Operating communications equipment          2 - 10 years
           Furniture, fixtures and equipment           2 - 10 years

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

     Since 1997, the Company has owned 78.14% of the stock of Caracas Viva Vision TV, S.A., a Venezuelan Corporation ("Viva Vision") which acts as the operating company for the local multi-point distribution service ("LMDS") license held by Comunicaciones Centurion S.A. ("Centurion"). The total purchase price for the 78.14% interest in Viva Vision was approximately $8,300,000, of which the majority of the purchase price was allocated to an intangible asset. In connection with the Viva Vision transaction, the Company also acquired an 8.46% interest in Centurion for approximately $845,000. During the fourth quarter of fiscal 1999, the Company determined that the Visa Vision recorded assets and intangible assets and the investment in Centurion totaling $5,680,000 as of December 31, 1999 may be impaired. As a result, a recoverability and fair value assessment of the related assets in accordance with generally accepted accounting principles was completed by management, which concluded that the assets would not be recovered. Accordingly, management recorded an impairment of $5,680,000 for the year ended December 31, 1999.

     Revenue Recognition - The Company provides telecommunication services to its customers pursuant to contracts, which range from six months to five years but generally are for three years. The customer generally pays an installation charge and a monthly fee based on the quantity and type of equipment installed. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. Revenues for multi-channel television services are recognized in the period during which the services are provided. All revenues and expenses are recorded on the accrual basis. No single customer accounted for greater than 10% of total revenue from services for the years ended December 31, 1999, 1998 and 1997.

     Stock Based Compensation - The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").

     Income Taxes - The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases. Provision is made for taxes on undistributed earnings of foreign subsidiaries to the extent that such earnings are not considered to be permanently invested.

     Foreign Currency Translation - All of the Company's subsidiaries, except for GBnet and Inter@net, operate using the local currency as the functional currency. Accordingly, all assets and liabilities of these subsidiaries, except for GBnet and Inter@net, are translated at current exchange rates at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustments have been recorded as an accumulated other comprehensive (loss) income, a separate component of stockholders' equity.

     GBnet and Inter@net use the U.S. dollar as the functional currency.

     Net Loss Per Basic and Diluted Common Shares - Net loss per common share and common share equivalents is computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B and Series C preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At December 31, 1999, 1998 and 1997, all options and warrants were antidilutive due to the losses of the Company.

     Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt. The fair value of such financial instruments has been determined using available market information and interest rates as of December 31, 1999 and 1998. The recorded value of each financial instrument approximates its fair value.

     Comprehensive Loss - The Company reports comprehensive loss in accordance with Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires the Company to display an amount representing total comprehensive loss for each applicable period. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments.

     Segment Reporting - Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers.

     Recently Issued Financial Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year beginning January 1, 2001. The Company is currently evaluating the effects of SFAS No. 133 on its financial statements.

     Reclassifications - Certain reclassifications of previously reported 1998 and 1997 amounts have been made to conform to the 1999 classifications.

3. ACQUISITIONS

     Intervan Acquisition - On December 24, 1999, Convergence Communications, S.A. de C.V. ("CCI Mexico"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Intervan from Controladora S.O.E., S.A. de C.V., a Mexican corporation ("SOE"). Intervan provides data networking and network access services to over 420 customers in Mexico through a nationwide ATM network. The total purchase price for Intervan was approximately $21,000,000 ($20,338,705 effective purchase price including the discount on the notes of $661,295), of which CCI Mexico paid $15,000,000 in cash at the closing. The balance of the purchase price was paid through CCI Mexico's delivery of two promissory notes, which are due on the first and second anniversaries of the closing. The promissory note due on December 24, 2000 is in the face amount of $4,500,000 and is non-interest bearing. The promissory note due on December 24, 2001 is in the face amount of $1,500,000 and bears interest during the second year at the rate of 8% per annum. The notes were recorded at the present value of approximately $5,300,000, which reflects the estimated market rate of interest of 10.75%. The amounts represented by the promissory notes are subject to downward adjustment if Intervan suffers recurring revenue losses after the closing. The allocation below represents a preliminary allocation of the purchase price.

     The preliminary purchase price was allocated as follows:

          Current assets                                      $  3,749,864
          Property and equipment                                 5,136,584
          Other assets                                             851,128
          Intangible assets (primarily subscriber rights)       13,344,581
          Liabilities assumed                                  (2,743,452)
                                                               ------------
                                                              $ 20,338,705
                                                               ============

     GBnet Acquisition - On December 15, 1999, the Company completed the acquisition of all of the outstanding capital stock of GBnet from General Business Machines ("GBM") for a total purchase price of $13,000,000, of which the Company paid $4,000,000 in cash at the closing. The balance of the purchase price, or $9,000,000 (after discount of promissory notes), was paid through the delivery of four promissory notes, which are due on the first through fourth anniversaries of the closing. The allocation below represents a preliminary allocation of the purchase price. The promissory notes, which are non-interest bearing, are in face amounts sufficient to provide GBM with an imputed interest rate of 10.75% per annum through their anticipated payment dates. The Company's obligations to pay the deferred portions of the purchase price are secured by a pledge of the shares of GBnet, as well as its operating subsidiaries. A portion of those pledged shares will be released to the Company as it pays down the promissory notes. GBM will be entitled to retain at least 51% of the pledged shares until the Company pays all amounts due under the promissory notes.

     In connection with the acquisition, GBM and GBnet entered into a number of ancillary documents, including (1) a commercialization agreement, pursuant to which each of GBnet and GBM agreed to recommend one another as preferred providers of services and products, (2) an equipment purchase agreement, pursuant to which GBM agreed to provide GBnet with preferred purchasing terms for any IBM equipment it acquires from GBM for its operations, and
     (3) a network management agreement pursuant to which GBnet will provide GBM with managed data network services frame relay-based connections.

     The preliminary purchase price was allocated as follows:

          Fair value of assets acquired:

          Current assets                                       $   268,161
          Property and equipment                                 2,872,908
          Intangible assets (primarily subscriber rights)        9,858,931
          Liabilities assumed                                         None
                                                                -----------
                                                               $13,000,000
                                                                ===========

     Inter@net Acquisition - On August 17, 1998, the Company acquired all of the outstanding stock of Telecom, a Panamanian corporation, which own 100% of the stock of Inter@net, for a total purchase price of approximately $2,400,000, including certain shareholder liabilities assumed in connection with the acquisition. The purchase price consisted of $450,000 in cash, $800,000 in promissory notes (one promissory note for $200,000 was paid on August 17, 1999, and a second promissory note for $600,000 is due on August 17, 2000) and 85,714 of the Company's common shares. The parties to the Inter@net acquisition valued the Company's common shares at $600,000. The Company also paid approximately $550,000 in connection with the acquisition for the purpose of paying off debt owed by Telecom to its former shareholders. Approximately $600,000 of the purchase price will be held in escrow until August 2000 to insure the accuracy of Telecom's and the selling shareholders' representations regarding the business of Inter@net.

     The purchase price was allocated as follows:

          Fair value of net assets acquired:                    $    6,130
          Intangible assets (subscriber rights and goodwill)     2,393,870
                                                                 ----------
                                                                $2,400,000
                                                                 ==========

     El Salvador Acquisition - In July 1998, the Company and FondElec formed Chispa as a holding company for the acquisition of two subscription cable television companies in El Salvador from Star Industries, S.A., ("Star") a Panamanian corporation. Under the terms of the agreements for the transactions, the Company acquired a 49.5% interest in Chispa, while
     FondElec acquired a 50.5% interest. The agreements provided that the Company would have operating control of Chispa, would hold a majority of the board of directors' seats, and would have the right to acquire FondElec's interest in Chispa under certain conditions. The Company paid approximately $2,500,000 for its interest in Chispa and is required to make additional capital contributions to it (either in the form of debt or equity) to fund its pro rata portion of the operating costs and deferred purchase price payments (as described below) for the two cable television operating subsidiaries.

     The total purchase price for the two operating subsidiaries was about $16,909,000, approximately $4,800,000 of which the Company and FondElec paid at closing, and the balance was paid through Chispa's delivery of three promissory notes. The first promissory note was in the amount of $5,201,000, and was due on February 17, 1999. The second promissory note, in the approximate principal amount of $3,467,000, was due on May 17, 1999, and the final promissory note, in the original principal amount of $3,467,000, is due on July 17, 2000. The amounts due under the first and second promissory notes were non-interest bearing, but the amounts under the third promissory note bears interest at 7%. In connection with the closing, Chispa also paid approximately $430,000 of outstanding debt of the cable television operating systems to third party banks.

     The purchase price was allocated as follows:

          Fair value of net assets acquired:                    $ 3,588,254
          Intangible  assets  (subscriber and franchise
          rights and goodwill)                                   13,320,746
                                                                -----------
                                                                $16,909,000
                                                                ===========

     In December 1998, Chispa sold a portion of its equity to a third party investor for $700,000 (comprised of $500,000 in cash and a $200,000 promissory note) and, as a result of that transaction, the Company's interest in Chispa was reduced to 44.03%.

     In October 1999, in connection with the equity and debt financing that the Company completed with six accredited investors, one of those investors acquired a direct interest in Chispa for $5,525,000. In connection with that purchase, the Company acquired additional shares in Chispa by capitalizing approximately $900,000 on the amounts owed back to the Company. As a result of that transaction, the Company currently holds approximately 32.6% of Chispa. Under the management and shareholder agreements for Chispa, the Company maintains day-to-day control over Chispa operations and is entitled to elect 50% of its directors.

     Pro Forma Effect of Acquisitions - The following pro forma information reflects the results of the Company's operations as if the Intervan, GBnet, Inter@net and Chispa acquisitions had occurred as of January 1, 1997, adjusted for the effect of the amortization of intangible assets, interest expense on acquisition debt, the change in minority interest, and any increases of depreciation expense due to the increase to fair value of fixed assets.

                                                Years Ended December 31,
                                                ------------------------
                                            1999         1998           1997
     Pro forma results                 -----------   -----------   ------------
          Revenue                     $ 29,369,852  $ 22,442,575  $  14,143,768
          Net loss                    $(23,623,326) $(18,517,316) $ (16,643,543)
     Net loss per common share
         and common share equivalent
         (basic and diluted)          $      (1.73) $      (1.58) $      (2.07)

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the combined companies.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31:

                                                         1999             1998
                                                   --------------   ------------
        Land                                       $     586,400    $   586,400
        Buildings and improvements                       325,754        156,414
        Operating communications equipment            28,590,650      6,439,998
        Furniture, fixtures and other equipment        1,637,135        532,353
                                                   --------------   ------------
                       Total                          31,139,939      7,715,165
        Less - accumulated depreciation               (6,379,544)      (534,737)
                                                   --------------   ------------
                       Total                          24,760,395      7,180,428
        Network construction in progress               3,686,381      1,344,093
                                                   --------------   ------------
        Property and equipment, net                $  28,446,776    $ 8,524,521
                                                   ==============   ============

5. INTANGIBLE ASSETS

     Intangible assets and respective amortization lives consisted of the following as of December 31:

                                         1999             1998           Years
                                   --------------    -------------    ---------
        License rights             $     512,944     $    658,252       5 - 15
        Contract rights                        -        9,343,999       7 - 10
        Subscriber rights             32,524,143        8,924,317        5 - 7
        Franchise rights               4,111,528        4,111,528         20
        Goodwill                       2,815,598        2,815,598         20
                                   ---------------   -------------
                                      39,964,213       25,853,694
        Accumulated amortization      (3,304,188)      (3,203,654)
                                   --------------    -------------
                                   $  36,660,025     $ 22,650,040
                                   ==============    =============

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following as of December 31:
                                           ---------------    --------------
                                                1999                1998

                 Accounts payable          $    1,865,119      $   3,488,492
                 Accrued liabilities            4,238,208            652,632
                 Deferred revenue                 747,922            203,437
                                           ---------------     --------------
                     Total                 $    6,851,249      $   4,344,561
                                           ===============     ==============

7. RELATED PARTY TRANSACTIONS

     In August 1999, the Company entered into an advisory services agreement with FondElec relating to payment of certain fees to FondElec. The Company paid $1,654,000 to FondElec relating to certain consulting services provided to the Company, including services related to the sale of Series "C" Preferred Stock in the October 1999 financing transactions. The Company recorded $1,281,500 as equity transaction costs and the balance as administration expenses. FondElec is also entitled to receive $50,000 per quarter for the services it provides the Company under the advisory agreement. A subsidiary of Chispa also has outstanding debt owed to FondElec of $1,269,497, plus accrued interest of $81,725 using a rate of 12%. This debt is subordinated to another third-party bank notes payable with a final maturity date of 2004.

     During 1999, the Company borrowed $1,000,000 from FondElec and $1,500,000 from Internexus for business purposes. FondElec and Internexus received a total of 18,204 warrants to acquire common stock at $7.50 per share. These loans were repaid in October 1999.

     In 1998, the Company granted FondElec an option to purchase 50,000 common shares at $0.875 per share for advisory services. In 1997, the Company sold a series of secured promissory notes and warrants in private placement transactions. The Company issued a total of 331,717 warrants in this transaction. The warrants have a five-year exercise period and allow the holder to purchase common shares of the Company at $2.626 per share. An affiliate of FondElec, who was an investor in the notes, received 175,954 of the warrants. The remaining warrants were issued to non-affiliated investors.

     In connection with a reverse acquisition that occurred in 1997, the Company assumed a note payable to Transworld Telecommunications, Inc. ("TTI").
     Interest on any outstanding balance accrues at 8% per annum with the principal and interest becoming due and payable in full on August 1, 2001. As of December 31, 1999, $996,707 (plus accrued interest of $329,430) was outstanding on the loan.

     During 1999, the Company also purchased and subsequently retired 35,714 shares of its common stock from a shareholder for $250,000. The shareholder also forgave $235,175 of a note payable and accrued interest of the Company. As the amounts were due from a related party, the amounts of debt forgiveness were recorded as contributed capital.

8. INCOME TAXES

     The following table presents the principal reasons for the difference between the effective tax rate and the United State federal statutory income tax rate:

                                                            1999         1998
        Federal income tax benefit at statutory rate        ----         -----
           of 34%                                     $(6,877,280)  $(3,478,471)
        State and local income taxes
        Foreign rate differential                      (1,011,365)     (511,540)
        Increase (decrease) in taxes resulting from:      769,464       365,686
             Effect of true-up of prior year items
        Change in valuation allowance:                    194,574      (893,146)
             Federal

             State                                      3,128,188     2,538,755
             Foreign                                      460,027       372,539
        Permanent Differences                           1,055,861       990,572
             Federal
             State                                         15,500        31,117
             Foreign                                        2,279         4,576
                                                        2,312,935       579,912
                                                      ------------  ------------
        Total                                         $    50,183   $        -0-
                                                      ============  ============

     The following table presents the U.S. and foreign components of the provision (benefit) for income taxes:

                                                1999                1998
                Current:
                     Federal               $           --      $           --
                     State                             --                  --
                     Foreign                       50,183                  --
                                           --------------      ---------------
                                                   50,183                  --
                Deferred:
                     Federal                   (3,128,188)         (2,538,755)
                     State                       (460,027)           (372,539)
                     Foreign                   (1,055,861)           (990,572)
                Valuation Allowance             4,644,076           3,901,866
                                           ---------------     ---------------
                Total Provision            $       50,183      $          -0-
                                           ===============     ===============

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $12,000,000. The net operating loss carryforwards will begin to expire in 2010. The Company also has foreign net operating loss carryforwards of approximately $5,800,000. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

     The long-term net deferred tax assets at December 31, 1999 and 1998 are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:

                                                    1999             1998
                                              --------------    ------------
        Deferred Tax Assets:
        Net operating loss carryforwards
              Federal                         $   4,072,489      $ 1,503,146
              State                                 600,105          221,583
              Foreign                             2,069,156        1,056,286
        Basis in intangibles                      1,180,804          959,585
        Related party accruals                      161,323          223,627
        Stock options deferred                    1,711,246        1,223,220
        Impairment of license rights                185,319          185,319
        Inventory reserve                            43,616           32,051
        Provision for bad debts                      96,246           43,783
        Accrued severance pay                        47,980           30,765
        Other                                         8,768            4,159
                                              --------------     ------------
                 Total deferred tax asset        10,177,052        5,483,524
        Deferred Tax Liabilities:

         Basis in fixed assets                      (80,684)         (31,232)
        Valuation allowance                     (10,096,368)      (5,452,292)
                                              --------------     ------------
        Total net deferred tax asset          $        --        $       --
                                              ==============     ============

9. NOTES PAYABLE

     The Company has the following  notes  outstanding  of December 31 (see Note
     3):

                                                                                             1999                1998
                                                                                       -----------------    ----------------
       Notes Payable for the Intervan acquisition represented by two promissory notes  with a combined face value of $6,000,000.  The first promissory note of $4,500,000 is non-interest bearing maturing
           December 24, 2000.  The second note of $1,500,000 bears interest at
           8% in the second year only maturing December 24, 2001.  Both promissory notes were discounted at 10.75%, which reflects the
           estimated market rate of interest   The amortization of the discount
           on these notes was $9,930 as of December 31, 1999.                          $      5,267,035

       Notes Payable for the GBnet  acquisition  represented  by four  non-interest bearing  promissory  notes with a combined face value of $11,795,000.
           These four promissory notes were discounted at 10.75%, which reflects the estimated market rate of interest. The four notes mature annually on December 14, 2000 through 2003. The  amortization  of the discount
           on these notes was $51,038 as of December 31, 1999.                                9,051,038


       Notes Payable from a  third-party  bank.  This note bears  interest at LIBOR plus 4.75%, which reflects the estimated market rate of interest. The
           note has mandatory quarterly payments maturing in 2004.                            3,951,669

       Notes Payable for the Inter@net  acquisition  represented  by two promissory notes with a  combined  face value of  $800,000  at a stated  rate of
           5.72%.  Both promissory  notes were discounted at 10%, which reflects the estimated market rate of interest.  The first promissory note, in the face  amount of  $200,000,  plus  accrued  interest,  was paid on
           August 17,  1999.  A payment of  approximately  $35,000 on the second
           note, including interest, was also paid on August 17, 1999.                          524,036      $      754,907

       Notes Payable for the Chispa  acquisition  payable to Star on  February  17,
           1999 with a face value of $5,201,481 and no stated interest rate was
           paid in 1999.                                                                                          5,138,577

       Notes Payable for the Chispa acquisition payable to Star on May 17, 1999, with a face value of $3,467,654 and no stated interest rate was
           refinanced with a third-party bank.                                                                    3,343,384

       Notes Payable for the Chispa acquisition payable to Star on July 17, 2000, with a face value of  $3,467,654  and a stated  interest  rate of 7%.
           Using an imputed rate of interest of 10%,  the present  value of this note was  estimated at  $3,267,092 as of the  acquisition  date.  The amortization of the discount on this note was $520,054 as of December
           31, 1999.                                                                          3,787,146           3,427,122
                                                                                       -----------------    ----------------
       Total notes payable                                                                   22,580,924          12,663,990
       Less current portion                                                                 (11,190,987)         (8,676,722)
                                                                                       -----------------    ----------------
       Long-term portion                                                               $     11,389,937     $     3,987,268
                                                                                       =================    ================

     The scheduled maturities of notes payable and long-term debt at December 31, 1999 are as follows:

               Year ending December 31:

                   2000                           $    11,190,987
                   2001                                 3,103,048
                   2002                                 2,328,589
                   2003                                 2,592,050
                   2004                                 3,366,250
                                                  ----------------
                   Total                          $    22,580,924
                                                  ================

         The collateral on the Chispa acquisition related notes and refinancings include the tangible assets of Chispa's subsidiaries.

10. PREFERRED STOCK

     In conjunction with the equity financing on October 12, 1999, the Board of Directors designated the Series C Preferred Stock as a new series of preferred stock. The non-redeemable convertible Series C Preferred Stock consists of 14,250,000 shares of preferred stock, par value $0.001 per share, and has the following general rights and preferences: (1) they vote with the outstanding shares of the Company's common stock and Series B Preferred Stock (unless otherwise required by law), and have one vote per share; (2) they are convertible into shares of the Company's common stock, initially on a one-for-one basis. The conversion ratio is subject to adjustment for fundamental corporate transactions. Conversion is generally optional, but is mandatory upon the occurrence of a disposition event (sale of Company or initial public offering); (3) they have a liquidation preference of $7.50 which is superior to the Company's common stock, but subordinate to the Company's Series B Preferred Stock.

     At December 31, 1999, the authorized number of shares of the Company's preferred stock was 15,000,000, $0.001 par value, with 14,250,000 shares and 750,000 shares designated as Series C Preferred Stock and Series B Preferred Stock, respectively. None of the Company's preferred stock is redeemable.

     At December 31, 1999 and 1998, the Company had designated 750,000 shares of its preferred stock as Series B Preferred Stock. The rights and privileges of the Series B Preferred Stock are as follows: (1) they carry a liquidation preference of $35 per share and the Series B receives liquidation proceeds prior to any liquidation distributions to the common shareholders; (2) they carry voting rights that entitle the holder to one vote per share and the holders vote together with the common shareholders as one class on all matters; (3) they are non-redeemable; (4) they pay non-cumulative dividends in the annual amount of 6.75% per share payable semiannually on January 1 and July 1 of each year (payable in cash or additional Series B Preferred Stock, at Company's option); and (5) they are convertible only into common shares of the Company on the earlier of the third anniversary of their initial issuance, the date preceding the closing of an underwritten public offering resulting in net proceeds to the Company of $15 million and a market capitalization of $50 million (including all amounts received by the Company in conjunction with the underwritten public offering) or the sale of all or substantially all of the Company's business or assets or a similar transaction. The Series B Preferred Stock are convertible into common shares of the Company as follows (i) in the event of the occurrence of the third anniversary or the sale of all or substantially all of the Company's business or assets, each share of Series B Preferred Stock is convertible into the number of common shares obtained by dividing $35 by the price per common share as determined in good faith by the board of directors of the Company, and (ii) in the case of an underwritten public offering, each Series B Preferred Stock is convertible into such number of common shares as is determined by dividing $35 by the public offering price.

     Prior to August 17, 1998, the Company had designated 4,250,000 shares of its preferred stock as Series A Preferred Stock. All Series A Preferred Stock was converted to common stock in 1998.

     On December 23, 1998, the Company issued $10,000,000 of subordinated exchangeable promissory notes to FondElec and Internexus, S.A. which have been subsequently converted into Series C Preferred Stock related to the October 1999 financing. (See Note 12) These notes also included 454,622 in common stock warrants at an exercise price of $7.50, which remain outstanding as of December 31, 1999. The warrants are only exercisable should the value of the Company's common stock rise to 150% or greater of the warrant price. During 1999, additional interest expense of $162,191 was recognized on this debt for the difference between the interest rate at which the debt was issued and the estimated interest rate for which the debt would have been issued in the absence of the warrants.

11. STOCK PLANS, COMMON STOCK AND PREFERRED STOCK OPTIONS

     Stock Option Plan for Non-Employee Directors - The Company has reserved 100,000 common shares in a non-employee director stock option plan. Options for these shares are awarded at 85% of the estimated fair market value of the stock on the date of award. Compensation expense is then recognized ratably over the one year vesting period. As of December 31, 1999, the Company has granted 28,774 non-employee director stock options. As of December 31, 1998, the Company had not granted any non-employee director stock options.

     Stock Incentive Plan - In June 1998 the Company's board of directors adopted the 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by the Company's shareholders in August 1998. The Incentive Plan originally reserved a total of 1,250,000 common shares for issuance under the plan. The Company's board of directors subsequently increased this number in December 1998 to allow for a maximum of 1,820,229 shares to be awarded. The Company's Board of Directors administers the plan and determines the amount of awards and other terms and conditions of the awards. Stock appreciation rights may be granted under the Incentive Plan. As of December 31, 1999, the Company has granted 1,202,000 options under the Incentive Plan. As of December 31, 1998, the Company had not granted any options under the Incentive Plan.

     During 1999, 11,714 common shares were awarded from the original Telecom option authorized pool.

     Stock Option Awards - The total stock options granted by the Company are summarized in the table below:

                                                              Options          Price Range         Weighted
          1999:                                                                                    Average
                                                                                                   Exercise Price
                                                         ------------------    ----------------    -----------------
               Outstanding at beginning of year                  1,492,842       $0.35 - 7.50         $3.31
               Granted                                             295,048        $0.88- 7.50         $5.40
               Canceled                                                  0
                                                         ------------------
               Outstanding at end of year                        1,787,890       $0.35 - 7.50         $3.66
                                                         ==================



                                                         Number                Price Range         Weighted
          1998:                                          of Options                                Average
                                                                                                   Exercise Price
                                                         ------------------    ----------------    -----------------
               Outstanding at beginning of year                     14,999        $0.35 - 3.50         $3.36
               Exchanged Series A Preferred options                395,000               $0.88         $0.88
               Granted
               Canceled                                          1,082,843        $0.88 - 7.50         $4.20
                                                                         0
                                                         ------------------
               Outstanding at end of year                        1,492,842        $0.35 - 7.50         $3.31
                                                         ==================



                                                         Number                Price Range         Weighted
          1997:                                          of Options                                Average
                                                                                                   Exercise Price
                                                         ------------------    ----------------    -----------------
               Outstanding at beginning of year                     35,714     $0.35               $0.35
               Granted                                              14,999     $0.35 - 3.50        $3.36
               Canceled                                             35,714     $0.35               $0.35
                                                         ------------------
               Outstanding at end of year                           14,999     $0.35 - 3.50        $3.36
                                                         ==================

                                                         Options               Weighted            Weighted
          1999:                                          Granted               Average             Average Fair
                                                                               Exercise Price      Value of Options
               Grants with exercise price equal to FMV
                                                                   200,000           7.50                1.10
               Grants with exercise price less than FMV
                                                                    95,048           0.98                4.16
                                                         ------------------
                                                                   295,048           5.40                2.08
                                                         ==================

     Options Outstanding and Exercisable

             Options Outstanding                       Options Exercisable
---------------------------------------------   --------------------------------
                  Weighted
                  Average           Weighted                           Weighted
                  Remaining         Average                            Average
   Options        Contractual       Exercise          Options          Exercise
   Outstanding    Life              Price             Exercisable      Price

      846,605      2.65              0.92              654,938          0.99
      404,285      3.93              4.52              124,285          4.34
      537,000      4.01              7.31               35,000          7.14
----------------                                 -------------
    1,787,890                                         814,223
================                                 =============


     The Company  accounts for stock options  granted to employees using APB No.
     25. Accordingly, compensation cost has been recognized for all stock option grants, which were issued with an exercise price below the estimated fair value at the date of grant. The total stock option expense recognized in 1999, 1998 and 1997 was $1,251,349, $1,000,245 and $1,479,074,
     respectively, of which $1,251,349, $753,046 and $962,738 related to compensation expense and the remaining amounts related to professional fees expense, respectively. Had compensation cost for the Company's stock options been determined based on the estimated fair value at the grant dates for awards consistent with SFAS No. 123 (based on the Black-Scholes option valuation model), the Company's net loss and net loss per basic and diluted common share would have changed to the pro forma amounts indicated below:

                                                      Years Ended December 31
                                           ----------------------------------------------
                                                 1999             1998           1997
                                           ---------------  --------------  -------------
     Net loss:
             As reported                   $ (20,277,479)   $ (10,230,796)  $ (4,594,294)
             Pro forma                     $ (20,532,818)   $ (10,278,111)  $ (4,632,242)
     Net loss per the weighted
     average common share (basic
     and diluted):
             As reported                   $       (1.48)   $       (0.87)  $      (0.57)
             Pro forma                     $       (1.50)   $       (0.87)  $      (0.57)

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes valuation model method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no volatility; no dividend yield, risk-free interest rates ranging from 4% to 6%, and expected lives ranging from 1 to 3 years.

12. STOCK PURCHASE AGREEMENTS

     October 1999 Financing. In October and November 1999, the Company closed certain components of a total $109,500,000 private equity and credit facility financing package with six accredited investors. By the final closing, the Company had received $58,000,000 in cash from the sale of 7,733,332 shares of Series C Preferred Stock to four of the six accredited investors' and exchanged approximately $15,000,000 of debt the Company previously issued to two of the accredited investors (FondElec and Internexus) into 1,995,577 shares of Series C Preferred Stock. The investors also acquired options to purchase 3,891,562 additional shares of Series C Preferred Stock and warrants to purchase 2,432,226 shares of common stock, and two existing shareholders (Internexus and FondElec) acquired additional warrants to purchase 520,000 shares of common stock. The preferred stock options have an exercise price of $7.50 per share and expire in July 2000. The warrants have exercise prices that are based on certain contractual yields contingent upon certain events, as agreed in the warrant agreement. The warrants have an estimated value of $0.26 each. In connection with this financing, the Company also granted its financial advisor in the transaction a 4-year warrant to acquire 303,333 common shares at $7.50 per share.

     The parties to the stock purchase agreement included: Telematica EDC, C.A., or Telematica; TCW/CCI Holding LLC, or TCW; the International Finance Corporation, or IFC; Glacier Latin America, LTD, or Glacier; FondElec; and Internexus.

     Under the terms of the financing agreement, Telematica invested $5,525,000 in Chispa. Telematica also agreed to negotiate with the Company the terms of a joint venture agreement pursuant to which Telematica and the Company will each invest $5,000,000 to conduct telecommunications operations in Columbia. Additionally, Telematica agreed to enter into a long-term
     $26,000,000 credit facility with Inter@net and, in connection with that transaction, agreed to enter into a fiber-optic lease, pursuant to which Inter@net will lease a portion of Telematica's existing fiber-optic network in Caracas, Venezuela, and a commercial services agreement, under which Telematica's affiliate will provide billing, collection and other commercial services to Inter@net.

     A portion of the $26,000,000 credit facility, or $7,000,000, will be paid to Inter@net in cash, and the $19,000,000 balance will be advanced to Inter@net, as required, for the purpose of paying its obligations under the fiber lease agreement and the commercial services agreement. The outstanding amounts under the credit facility bear interest at 3% per year. Interest will be capitalized during the first four years of the facility and, thereafter, are payable in cash. The outstanding principal and unpaid interest amounts under the facility are convertible to shares of Inter@net at Telematica's election at any time after the third anniversary of the facility, but Telematica can convert the amounts due under the facility prior to the third anniversary if Inter@net defaults under the facility. Assuming the draw-down of the entire facility and no payment by Inter@net of any of the advanced amounts, the principal and interest advanced under the facility would be convertible into shares representing 50% of Inter@net's equity ownership. The Company would retain operating control of Inter@net. The credit facility also provides for a corresponding subscription right in Telematica's favor, pursuant to which it is allowed to purchase 50% of the outstanding stock of Inter@net for $26 million. As Inter@net draws on the credit facility, the subscription obligation is proportionately reduced. Any election by Telematica to convert the amounts due under the facility into shares of Inter@net must be exercised with the subscription right.

13. LEASES

     Metronet Capital Lease. In June 1999, the Company acquired approximately 17% of the capacity of a fiber-optic network in Mexico City. The owner of the network was Metronet, S.A. de C.V., or ("Metronet"). The Company paid $4,717,908 for the capacity. This transaction was recorded as a prepaid capital lease, therefore, there are no future obligations. At the closing, the Company also paid $172,000 for a two year option to purchase additional capacity which when combined with the capacity already acquired, will result in the Company owning a total of approximately 33% of the network's capacity.

     The Company financed the capacity purchase through a $2,615,925 loan from FondElec and a $2,550,000 loan from Internexus. The loans were evidenced by senior promissory notes, which bore interest at 10% per annum and were due (together with unpaid interest) on the earlier of January 3, 2000 or receipt of proceeds from any equity or debt financing. FondElec and Internexus also received warrants to acquire shares of common stock while the notes were outstanding and a premium based on the actual repayment date of the notes. A total number of 96,870 shares are issuable under the warrants at an exercise price of $7.50 per share. The premium amount varied depending on the repayment date of the notes, but represented an annual interest rate of 55% on the unpaid amounts. The FondElec promissory note and accrued interest was paid in full subsequent to the October 1999
     Financing. The Internexus promissory note and accrued interest was converted into Series C Preferred Stock during the October 1999 Financing.

     The Company leases corporate office space and equipment under operating leases with terms that range between three and five years. Future minimum annual lease payments under the Company's operating leases are as follows:

              Year ending December 31:
                      2000                            $ 950,079
                      2001                              791,394
                      2002                              746,471
                      2003                              472,303
                      2004 and thereafter             1,181,077
                                                     -----------
                      Total future lease payments    $4,141,324
                                                     ===========

     Total rent expense under the operating leases in 1999, 1998 and 1997 was $908,538, $363,618, and $9,209, respectively.

14. COMMITMENTS AND CONTINGENCIES

     Litigation - In September 1998, the Company filed two arbitration proceedings against Donald Williams, a former director and officer. The first proceeding relates to a claim for indemnification for breach of the representations and warranties made by Mr. Williams in 1997 when the investment in Viva Vision occurred. The other arbitration proceeding requests a declaratory judgment of the Company's termination of Mr. Williams in August 1998 for "cause." The employment arbitration was dismissed in March 2000.

     Dismissal of Suit - On August 9, 1999, the Company settled a shareholder suit by agreeing to purchase the plaintiffs' common shares in the Company for $965,860.

     The Company is also involved in, and pursues, routine legal actions relating to its business operations, including customer collection activities. Liability, in the event of final adverse determination in any of these matters should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company .

15. OPERATING SEGMENT INFORMATION

     The Company makes key financial decisions based on certain operating results of its subsidiaries and revenue types. The Company's operating segment information, is as follows for the years ended December 31, 1999, 1998 and 1997:

         NET REVENUES FROM SERVICES BY SUBSIDIARY:

         DIAL UP INTERNET ACCESS                     1999                 1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $               -      $             -      $           -
         GBnet (in Central America)                      31,359                    -                  -
         Inter@net (in Venezuela)                     1,086,932              399,399                  -
         Chispa Dos (in El Salvador)                    159,530                    -                  -
         Parent Company and others                            -                    -                  -
                                              ------------------     ----------------     --------------
              Consolidated total              $       1,277,821      $       399,399      $           -
                                              ==================     ================     ==============


         HIGH SPEED DATA                              1999                1998                1997
         INTERNET ACCESS
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $         172,355      $             -      $           -
         GBnet (in Central America)                     165,274                    -                  -
         Inter@net (in Venezuela)                        33,191                    -                  -
         Chispa Dos (in El Salvador)                     66,468                    -                  -
         Parent Company and others                        9,754                    -                  -
                                              ------------------     ----------------     --------------
              Consolidated total              $         447,042      $             -      $           -
                                              ==================     ================     ==============


         CABLE TELEVISION                              1999               1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $               -      $             -      $           -
         GBnet (in Central America)                           -                    -                  -
         Inter@net (in Venezuela)                             -                    -                  -
         Chispa Dos (in El Salvador)                  6,412,776            2,181,850                  -
         Parent Company and others                            -              177,049             40,186
                                              ------------------     ----------------     --------------
              Consolidated total              $       6,412,776      $     2,358,899      $      40,186
                                              ==================     ================     ==============

         OTHER                                        1999                1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $               -      $             -      $           -
         GBnet (in Central America)                           -                    -                  -
         Inter@net (in Venezuela)                        35,537                    -                  -
         Chispa Dos (in El Salvador)                    922,433              355,184                  -
         Parent Company and others                        3,445                    -                  -
                                              ------------------     ----------------     --------------
              Consolidated total              $         961,415      $       355,184      $           -
                                              ==================     ================     ==============

         TOTAL REVENUES                               1999                1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $         172,335      $             -      $           -
         GBnet (in Central America)                     196,633                    -                  -
         Inter@net (in Venezuela)                     1,155,660              399,399                  -
         Chispa Dos (in El Salvador)                  7,561,207            2,537,034                  -
         Parent Company and others                       13,219              177,049             40,186
                                              ------------------     ----------------     --------------
              Consolidated total              $       9,099,054      $     3,113,482      $      40,186
                                              ==================     ================     ==============

         OPERATING                                    1999                1998                1997
         INCOME (LOSS)
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $        (76,576)      $             -      $           -
         GBnet (in Central America)                      14,699                    -                  -
         Inter@net (in Venezuela)                     (880,496)            (206,617)                  -
         Chispa Dos (in El Salvador)                (1,986,749)          (1,551,907)                  -
         Parent Company and other                  (16,296,473)          (8,863,378)        (3,916,469)
                                              ------------------     ----------------     --------------
              Consolidated total              $    (19,225,593)      $  (10,621,902)      $ (3,916,469)
                                              ==================     ================     ==============


         CAPITAL EXPENDITURES                         1999                1998                1997
         DEPRECIATION EXPENSE
         AMORTIZATION EXPENSE
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)
            Capital expenditures                              -
            Depreciation expense              $          18,856
            Amortization expense                         29,983

         GBnet (in Central America)
            Capital expenditures                              -
            Depreciation expense                         48,162
            Amortization expense                         68,465

         Inter@net (in Venezuela)
            Capital expenditures                        357,697      $       209,637
            Depreciation expense                        136,313                9,028
            Amortization expense                        225,006               25,310

         Chispa Dos (in El Salvador)
            Capital expenditures                      4,201,237            1,272,303
            Depreciation expense                      1,326,678              245,881
            Amortization expense                      1,902,195              879,410

         Parent Company and other
            Capital expenditures                      8,528,636            3,064,960      $     128,779
            Depreciation expense                        159,237              194,608             85,220
            Amortization expense                      1,393,594            1,510,552            533,962
                                              ------------------     ----------------     --------------

         Consolidated totals:
            Capital expenditures              $      13,087,570      $     4,546,900      $     128,779
            Depreciation expense                      1,689,246              449,517             85,220
            Amortization expense                      3,619,243            2,415,272            533,962


         TOTAL ASSETS                                1999                 1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $      22,998,357      $             -      $           -
         GBnet (in Central America)                  13,205,355                    -                  -
         Inter@net (in Venezuela)                     3,293,363            3,050,928                  -
         Chispa Dos (in El Salvador)                 22,588,457           19,395,740                  -
         Parent Company and others                   35,118,991           20,026,376         17,489,106
                                              ------------------     ----------------     --------------
              Consolidated total              $      97,204,523      $    42,473,044      $  17,489,106
                                              ==================     ================     ==============

         LONG-LIVED ASSETS                          1999                  1998                1997
                                              ------------------     ----------------     --------------
         Intervan (in Mexico)                 $      19,068,279      $             -      $           -
         GBnet (in Central America)                  12,731,839                    -                  -
         Inter@net (in Venezuela)                     3,040,167            3,043,789                  -
         Chispa Dos (in El Salvador)                 17,916,020           17,382,219                  -
         Parent Company and others                   12,350,496           10,748,553         10,145,698
                                              ------------------     ----------------     --------------
              Consolidated total              $      65,106,801      $    31,174,561      $  10,145,698
                                              ==================     ================     ==============

16.      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         Acquisition of Intervan (December 24, 1999):
                    Estimated fair value of assets acquired, including intangible
                      assets and equipment (net of cash acquired)                         $     21,980,304
                    Fair value of liabilities assumed                                           (2,743,452)
                    Notes payable                                                               (5,257,105)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                                 $     13,979,747
                                                                                          =================

         Acquisition of GBnet (December 15, 1999):
                    Estimated  fair value of assets  acquired,  including  intangible
                      assets and equipment (no cash was acquired)                          $    13,000,000
                    Fair value of liabilities assumed                                                 None
                    Notes payable                                                               (9,000,000)
                                                                                           ----------------
                         Cash paid                                                         $     4,000,000
                                                                                           ================

         Acquisition of Inter@net (August 17, 1998):
                    Fair value of assets acquired,  including  intangible  assets and
                      equipment (net of cash acquired)                                     $    2,836,402
                    Fair value of liabilities assumed                                             (520,083)
                    Common stock issued                                                           (600,000)
                    Notes payable                                                                 (754,907)
                                                                                           ----------------
                         Cash paid (net of cash acquired)                                  $       961,412
                                                                                           ================

         Acquisition of Chispa (July 17, 1998):
                    Fair value of assets acquired,  including  intangible  assets and
                      equipment (net of cash acquired)                                    $     17,508,080
                    Fair value of liabilities assumed                                           (1,266,173)
                    Notes payable                                                              (11,366,518)
                    Minority interest                                                           (2,626,748)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                                 $      2,248,641
                                                                                          =================

         Acquisition of Viva Vision (August 15, 1997):
                    Fair value of assets acquired,  including  intangible  assets and
                      equipment (net of cash acquired)                                    $      8,485,740
                    Fair value of liabilities assumed                                           (1,001,922)
                    Common stock issued                                                         (3,548,250)
                    Series B Preferred stock issued                                             (3,548,250)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                                 $        387,318
                                                                                          =================


     Internexus converted $9,966,836 in notes to 1,328,911 shares of Series "C" Preferred Stock. FondElec converted $5,000,000 in notes to 666,666 shares of Series "C" Preferred Stock (See Note 12).

     The Company converted a liability of approximately $900,000 into additional interest owned in Chispa. This conversion brought the Company's ownership percentage to 32.6%.

     During 1999, a related party liability of approximately $250,000 was forgiven and contributed to equity as part of an overall treasury stock repurchase and retirement transaction.

17. SUBSEQUENT EVENTS

     Metrotelecom Acquisition. In December 1999, the Company entered into a letter of intent to acquire 100% of Metrotelecom. Metrotelecom is a holding company for three Guatemalan subsidiaries that provide internet access services, high speed data transmission services, cable television services and telephony services in Guatemala. As part of the transaction, the Company will also acquire an operating fiber optic network and cable television operation located in Guatemala City. The letter of intent required that the transaction be closed by the end of January 2000, but the parties have continued their negotiations since then and contemplate a closing in early April 2000.

     The purchase price for Metrotelecom will be $13,500,000, of which the Company will pay $3,750,000 in cash at closing. The Company will also deliver 121,212 of common shares at closing, in which the parties agree has a value of $1,000,000. The Company will pay the balance of the purchase price, $8,750,000 by delivering four promissory notes at closing. The notes, are due on the first through fourth anniversary of the closing, and bear interest at a rate of 7% per annum. The promissory note due on the first anniversary is in the original principal amount of $4,750,000, and each of the three other notes is in the amount of $1,333,000. The amount of the first note is subject to adjustment, depending on the cash balance and intercompany debt of the parties as of the closing date.

     Alcatel Vendor Financing. In March 2000, the Company signed a $175,000,000 vendor financing letter of intent with Alcatel. Under the terms of the letter of intent, Alcatel will assist the Company in the construction of networks and provide systems integration services over the next three years. Alcatel will finance up to $175,000,000 for the purpose of covering up to 100% of the equipment and related services supplied to the Company, as well as the Company's purchase of OEM and other equipment or services through Alcatel.

     The Company is currently negotiating the definitive documents for the transaction, and it expects to execute those documents in the second quarter of 2000. Even though the parties have spent considerable time and resources negotiating the terms of the letter of intent, the Company cannot give assurance that the Company will execute definitive documents for the transaction with Alcatel.

     Litigation . In March 2000, the Company was named as defendant in an action brought in federal court in California. The suit claims the Company defrauded the plaintiffs in 1997 when the Company diluted the plaintiff's position by engaging in the merger with Telecom Investment Corporation and that the promissory note the Company executed in favor of TTI is due. The plaintiff, which is the assignee of a promissory note the Company executed in favor of TTI in 1997, is in litigation with TTI.

PART 3.
-------


INDEX TO EXHIBITS

Exhibit
No.                           Exhibit                                     Page
--------                      -------                                     -----
3.1       Articles of Incorporation                                            *
3.2       Bylaws                                                               *
3.3       Amended and Restated Articles of Incorporation                       *
4.1       Statement  of Rights  and  Preferences  for the  Series A
          Preferred Stock                                                      *
4.2       Statement  of Rights  and  Preferences  for the  Series B
          Preferred Stock                                                      *
4.3       Statement  of  Right  and  Preferences  for the  Series C
          Preferred Stock                                                Ex. 4.3
4.4       Amendment to Series C Certificate                              Ex. 4.4
10.1      Agreement and Plan of Reorganization                                 *
10.2      Escrow Agreement between Fidelity  Transfer Company,  TTI
          and the Company                                                      *
10.3      Commitment Agreement between the Company and TTI                     *
10.4      Letter of Understanding with Decathlon                               *
10.5      Merger   Agreement   between   the  Company  and  Telecom
          Investment Corporation                                               *
10.6      Services Agreement between Bridgeport Financial, Inc. and
          the Company                                                          *
10.7      Option and Stock Purchase  Agreement between the Company,
          Caracas Viva Vision, S.A. and its Shareholders                       *
10.8      July 24,  1997  Amendment  to Option  and Stock  Purchase
          Agreement                                                            *
10.9      August 13,  1997  Amendment to Option and Stock  Purchase
          Agreement                                                            *
10.10     Shareholders  Agreement between  Petrolera  Argentina San
          Jorge, S.A. and the Company                                          *
10.11     Stock  Purchase   Agreement  between  FondElec  Essential
          Services  Growth Fund,  L.P.,  Pegasus Fund, L.P. and the
          Company                                                              *
10.12     Securities  Purchase  Agreement  dated  December23,  1998
          among  the   Company,   Internexus,   S.A.  and  FondElec
          Essential Services Growth Fund, L.P.                                 *
10.13     Form of  Promissory  Note issued in  connection  with the
          Securities Purchase Agreement dated December 23, 1998                *
10.14     Participation  Agreement,  dated October 15, 1999,  among
          TelemAtica  EDC,  C.A.,   TCW/CCI  Holding  LLC,  Glacier
          Latin-America    Ltd.,    the    International    Finance
          Corporation,  FondElec  Essential  Services  Growth Fund,
          L.P.,  Internexus S.A.  (collectively,  the "Investors"),
          the Company and other parties                                        *
10.15     Option  Agreement,  dated  October  18,  1999,  among the
          Company and the Investors                                            *
10.16     Form of Series C Warrant,  dated  October  18,  1999,  as
          issued in favor of each Investor                                     *
10.17     CCI  Shareholder's  Agreement,  dated  October 18,  1999,
          among the Company, the Investors, and other parties                  *
10.18     Amended and Restated Registration Rights Agreement, dated
          October 19, 1999 among the investors and other parties               *
10.19     Stock  Purchase   Agreement   between  General   Business
          Machines Corporation and the Company,  dated December 15,
          1999                                                          Ex.10.19
10.20     Stock   Purchase    Agreement   for   the   purchase   of
          International Van, S.A. de C.V., dated December 24, 1999      Ex.10.20
21.1      Subsidiaries of the Registrant                                Ex. 21.1
27.1      Financial Data Schedule                                       Ex. 27.1
99        Valuation and Qualifying Accounts                               Ex. 99


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

3-29-2000                          /s/ Lance D'Ambrosio
----------------------         -------------------------------------------------
Date                           Lance D'Ambrosio
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


                               CONVERGENCE COMMUNICATIONS, INC.

3/29/2000                          /s/ Jerry Slovinski
----------------------         -------------------------------------------------
Date                           Jerry Slovinski
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

DIRECTORS
----------
3-29-2000                         /s/ Lance D'Ambrosio
----------------------         -------------------------------------------------
Date                           Lance D'Ambrosio


3-29-2000                        /s/ Troy D'Ambrosio
----------------------         -------------------------------------------------
Date                           Troy D'Ambrosio


3-29-2000                        /s/ Mario Baeza
----------------------         -------------------------------------------------
Date                           Mario Baeza


3-29-2000                        /s/ Alfonso Bahamonde
----------------------         -------------------------------------------------
Date                           Alfonso Bahamonde


3-29-2000                        /s/ Norberto Corredor
----------------------         -------------------------------------------------
Date                           Norberto Corredor


3-29-2000                        /s/ Salomon Magan
----------------------         -------------------------------------------------
Date                           Salomon Magan


3-29-2000                        /s/ Peter Schiller
----------------------         -------------------------------------------------
Date                           Peter Schiller


3-29-2000                        /s/ Jorge Fucaraccio
----------------------         -------------------------------------------------
Date                           Jorge Fucaraccio


3-29-2000                        /s/ George Sorenson
----------------------         -------------------------------------------------
Date                           George Sorenson


3-29-2000                         /s/ Gaston Acosta-Rua
----------------------         -------------------------------------------------
Date                           Gaston Acosta-Rua