Form 10QSB
period 2000-03-31
CONVERGENCE COMMUNICATIONS INC
filed 2000-05-15
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO ____.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of April 30, 2000, 11,717,701 shares of registrant's Common Stock, par value $.001 per share, 101,374 shares of the registrant's Series B Preferred Stock, par value $.001 per share, and 9,728,909 shares of the registrant's Series C Preferred Stock, par value $.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                               ----------------     ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 19,247,958        $ 26,303,296
    Accounts receivable - net                                                        3,757,357           3,180,748
    Inventory - net                                                                    367,715             262,177
    Other current assets                                                             3,491,746           1,225,490
                                                                               ----------------     ---------------
                 Total current assets                                               26,864,776          30,971,711
PROPERTY AND EQUIPMENT - net                                                        29,648,981          28,446,776
INTANGIBLE ASSETS - net                                                             35,241,003          36,660,025
OTHER ASSETS                                                                         1,535,948           1,126,011
                                                                               ----------------     ---------------
TOTAL ASSETS                                                                      $ 93,290,708        $ 97,204,523
                                                                               ================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - current portion                                               $ 11,423,346        $ 11,190,987
    Accounts payable and accrued liabilities                                         9,500,360           6,851,249
    Due to affiliates                                                                  122,356             122,356
                                                                               ----------------     ---------------
                 Total current liabilities                                          21,046,062          18,164,592
LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                               11,546,997          11,389,937
    Long-term debt (payable to related parties)                                      2,622,261           2,595,634
    Other long-term liabilities                                                        193,899             185,686
                                                                               ----------------     ---------------
                 Total long-term liabilities                                        14,363,157          14,171,257
MINORITY INTEREST IN SUBSIDIARIES                                                    4,835,652           5,493,394
                                                                               ----------------     ---------------
                 Total liabilities                                                  40,244,871          37,829,243
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares issued and outstanding in 2000 and 1999.                             101                 101
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       9,728,909 shares issued and outstanding in 2000 and 1999.                         9,729               9,729
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,596,489 and 11,585,489 outstanding in 2000 and 1999, respectively             11,596              11,585
    Additional paid-in capital                                                      95,412,346          95,147,893
    Accumulated deficit                                                            (42,458,296)        (35,764,016)
    Accumulated other comprehensive income (loss)                                       70,361             (30,012)
                                                                               ----------------     ---------------
                 Total stockholders' equity                                         53,045,837          59,375,280
                                                                               ----------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 93,290,708        $ 97,204,523
                                                                               ================     ===============


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------

                                                                   Three Months       Three Months       Three Months
                                                                      Ended               Ended             Ended
                                                                     March 31           March 31           March 31
                                                                       2000               1999               1998
                                                                 -----------------   ----------------   ---------------

NET REVENUES FROM SERVICES                                            $ 7,216,423        $ 2,042,488          $ 28,336
                                                                 -----------------   ----------------   ---------------
COSTS AND EXPENSES:
    Variable cost of services                                           4,100,160            980,352            91,800
    Salaries, wages and benefits                                        3,154,721            584,985            85,768
    Selling, general and administrative                                 3,680,208          1,930,687           856,150
    Depreciation and amortization                                       2,908,715          1,205,871           428,897
    Stock option compensation expense                                     264,223            317,005                 -
                                                                 -----------------   ----------------   ---------------
                  Total costs and expenses                             14,108,027          5,018,900         1,462,615
                                                                 -----------------   ----------------   ---------------
OPERATING LOSS                                                         (6,891,604)        (2,976,412)       (1,434,279)
OTHER INCOME AND (EXPENSES):
    Interest expense, net                                                (444,939)          (585,072)           54,049
    Net gain (loss) on foreign exchange                                    38,281                  -                 -
                                                                 -----------------   ----------------   ---------------
                  Total other expense                                    (406,658)          (585,072)           54,049
                                                                 -----------------   ----------------   ---------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                         (7,298,262)        (3,561,484)       (1,380,230)
PROVISION FOR INCOME TAXES                                                (53,759)           (34,774)                -
                                                                 -----------------   ----------------   ---------------
LOSS BEFORE MINORITY INTEREST                                          (7,352,021)        (3,596,258)       (1,380,230)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 657,741            355,260             4,096
                                                                 -----------------   ----------------   ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $ (6,694,280)      $ (3,240,998)     $ (1,376,134)
                                                                 =================   ================   ===============
Net loss per basic and diluted common share                               $ (0.49)           $ (0.27)          $ (0.13)
                                                                 =================   ================   ===============
Weighted-average number of common shares:
    Basic and diluted                                                  21,419,157         11,839,656        10,813,180
                                                                 =================   ================   ===============


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Preferred Stock
                                                                    --------------------------------------------------------------
                                                                           Series "A"                             Series "B"
                                                                    -----------------------------    -----------------------------
                                                      Total             Shares          Amount           Shares           Amount
                                                   --------------   ------------    -------------    ---------------    ----------
BALANCE, DECEMBER 31, 1996                            $ (661,018)
Reverse acquisition of TIC:
     Exchange of TIC common shares for CCI
     Series "A" Preferred shares                          14,571        685,063            $ 685
     Addition of CCI common stock                         86,990
Exchange of CVV common stock for CCI common
     shares and Series "B" Preferred shares            7,096,500                                            101,374         $ 101
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                    10,000,000        150,380              150
Issuance of warrants below fair value                    657,143
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                       300,000          4,083                4
Issuance of options for common shares and
     Series "A" Preferred shares below fair value      1,479,074
Net loss for the year ended December 31, 1997         (4,594,294)
                                                   --------------   ------------    -------------    ---------------    ----------
BALANCE, DECEMBER 31, 1997                            14,378,966        839,526              839            101,374           101
Comprehensive loss:
     Net loss for the year ended December 31, 1998   (10,230,796)
     Other comprehensive loss consisting of
          foreign currency translation adjustment        (20,515)
                                                   --------------   ------------    -------------    ---------------    ----------
          Total comprehensive loss                   (10,251,311)             -                -                  -             -
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                     4,956,626         91,180               91
Conversion of Series "A" Preferred shares into
     common shares                                             -       (930,706)            (930)
Exchange of Telecom common stock for CCI
     common shares                                       600,000
Issuance of options for common shares
     below fair value                                  1,000,245
                                                   --------------   ------------    -------------    ---------------    ----------
BALANCE, DECEMBER 31, 1998                            10,684,526              -                -            101,374           101
Comprehensive loss:
     Net loss for the year ended December 31, 1999   (20,277,479)
     Other comprehensive loss consisting of
          foreign currency translation adjustment         (9,497)
                                                   --------------   ------------    -------------    ---------------    ----------
          Total comprehensive loss                   (20,286,976)             -                -                  -             -

Issuance of Series "C" Preferred Stock, net           67,794,198
Issuance of warrants                                     750,677
Repurchases and retirements of common stock           (1,215,860)
Forgiveness of related party liability                   235,175
Issuance of warrants on debt                             162,191
Issuance of options for common shares
     below fair value                                  1,251,349
                                                   --------------   ------------    -------------    ---------------    ----------
BALANCE, DECEMBER 31, 1999                            59,375,280              -                -            101,374           101
Comprehensive income (loss):
     Net loss for three months ended March 31, 2000   (6,694,280)
     Other comprehensive income consisting of
          foreign currency translation adjustment        100,373
                                                   --------------   ------------    -------------    ---------------    ----------
          Total comprehensive loss                    (6,593,907)             -                -                  -             -

Exercise of stock options                                    241
Issuance of options for common shares
     below fair value                                    264,223
                                                   --------------   ------------    -------------    ---------------    ----------
BALANCE, MARCH 31, 2000                             $ 53,045,837              -                -            101,374         $ 101
                                                   ==============   ============    =============    ===============    ==========

See notes to consolidated financial statements.

CONTINUED

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                Preferred Stock
                                                     -----------------------------------
                                                                  Series "C"                            Common Stock
                                                     -----------------------------------  ----------------------------------------
                                                          Shares               Amount           Shares                  Amount
                                                     ------------------    -------------  --------------------    ----------------
BALANCE, DECEMBER 31, 1996                                                                       428,571               $ 429
Reverse acquisition of TIC:
     Exchange of TIC common shares for CCI
     Series "A" Preferred shares                                                                (428,571)               (429)
     Addition of CCI common stock                                                              1,041,494               1,041
Exchange of CVV common stock for CCI common
     shares and Series "B" Preferred shares                                                      450,563                 451
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                                               228,658                 229
Issuance of warrants below fair value
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                                                24,284                  24
Issuance of options for common shares and
     Series "A" Preferred shares below fair value
Net loss for the year ended December 31, 1997
                                                     -------------    -------------  --------------------    ----------------
BALANCE, DECEMBER 31, 1997                                      -                -             1,744,999               1,745
Comprehensive loss:
     Net loss for the year ended December 31, 1998
     Other comprehensive loss consisting of
          foreign currency translation adjustment
                                                     -------------    -------------  --------------------    ----------------
          Total comprehensive loss                              -                -                     -                   -
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                                               600,504                 600
Conversion of Series "A" Preferred shares into
     common shares                                                                             9,307,060               9,307
Exchange of Telecom common stock for CCI
     common shares                                                                                85,714                  86
Issuance of options for common shares
     below fair value
                                                     -------------    -------------  --------------------    ----------------
BALANCE, DECEMBER 31, 1998                                      -                -            11,738,277              11,738
Comprehensive loss:
     Net loss for the year ended December 31, 1999
     Other comprehensive loss consisting of
          foreign currency translation adjustment
                                                     -------------    -------------  --------------------    ----------------
          Total comprehensive loss                              -                -                     -                   -

Issuance of Series "C" Preferred Stock, net             9,728,909           $9,729
Issuance of warrants
Repurchases and retirements of common stock                                                     (152,788)               (153)
Forgiveness of related party liability
Issuance of warrants on debt
Issuance of options for common shares
     below fair value
                                                     -------------    -------------  --------------------    ----------------
BALANCE, DECEMBER 31, 1999                              9,728,909            9,729            11,585,489              11,585
Comprehensive income (loss):
     Net loss for three months ended March 31, 2000
     Other comprehensive income consisting of
          foreign currency translation adjustment
                                                     -------------    -------------  --------------------    ----------------
          Total comprehensive loss                              -                -                     -                   -

Exercise of stock options                                                                         11,000                  11
Issuance of options for common shares
     below fair value
                                                     -------------    -------------  --------------------    ----------------
BALANCE, MARCH 31, 2000                                 9,728,909           $9,729            11,596,489            $ 11,596
                                                     =============    =============  ====================    ================


See notes to consolidated financial statements.

CONTINUED

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                               Additional                                       Other Compre-
                                                                 Paid-in                 Accumulated            hensive Income
                                                                 Capital                  Deficit                   (Loss)
                                                         -------------------    ----------------------   ------------------------
BALANCE, DECEMBER 31, 1996                                                                  $ (661,447)
Reverse acquisition of TIC:
     Exchange of TIC common shares for CCI
     Series "A" Preferred shares                                    $ 14,315
     Addition of CCI common stock                                     85,949
Exchange of CVV common stock for CCI common
     shares and Series "B" Preferred shares                        7,095,948
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                 9,999,621
Issuance of warrants below fair value                                657,143
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                   299,972
Issuance of options for common shares and
     Series "A" Preferred shares below fair value                  1,479,074
Net loss for the year ended December 31, 1997                                               (4,594,294)
                                                         --------------------    ----------------------   ------------------------
BALANCE, DECEMBER 31, 1997                                        19,632,022                (5,255,741)
Comprehensive loss:
     Net loss for the year ended December 31, 1998                                         (10,230,796)
     Other comprehensive loss consisting of
          foreign currency translation adjustment                                                                       $ (20,515)
                                                         --------------------    ----------------------   ------------------------
          Total comprehensive loss                                         -               (10,230,796)                   (20,515)
Issuance of CCI common stock and Series
     "A" Preferred shares for cash                                 4,955,935
Conversion of Series "A" Preferred shares into
     common shares                                                    (8,377)
Exchange of Telecom common stock for CCI
     common shares                                                   599,914
Issuance of options for common shares
     below fair value                                              1,000,245
                                                         --------------------    ----------------------   ------------------------
BALANCE, DECEMBER 31, 1998                                        26,179,739               (15,486,537)                   (20,515)
Comprehensive loss:
     Net loss for the year ended December 31, 1999                                         (20,277,479)
     Other comprehensive loss consisting of
          foreign currency translation adjustment                                                                        $ (9,497)
                                                         --------------------    ----------------------   ------------------------
          Total comprehensive loss                                         -               (20,277,479)                   (30,012)

Issuance of Series "C" Preferred Stock, net                       67,784,469
Issuance of warrants                                                 750,677
Repurchases and retirements of common stock                       (1,215,707)
Forgiveness of related party liability                               235,175
Issuance of warrants on debt                                         162,191
Issuance of options for common shares
     below fair value                                              1,251,349
                                                         --------------------    ----------------------   ------------------------
BALANCE, DECEMBER 31, 1999                                        95,147,893               (35,764,016)                   (30,012)
Comprehensive income (loss):
     Net loss for three months ended March 31, 2000                                         (6,694,280)
     Other comprehensive income consisting of
          foreign currency translation adjustment                                                                       $ 100,373
                                                         --------------------    ----------------------   ------------------------
          Total comprehensive loss                                         -                (6,694,280)                    70,361

Exercise of stock options                                                230
Issuance of options for common shares
     below fair value                                                264,223
                                                         --------------------    ----------------------   ------------------------
BALANCE, MARCH 31, 2000                                          $95,412,346             $ (42,458,296)                  $ 70,361
                                                         ====================    ======================   ========================

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months      Three Months       Three Months
                                                                         Ended             Ended              Ended
                                                                        March 31          March 31           March 31
                                                                          2000              1999               1998
                                                                     ---------------   ---------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $ (6,694,280)     $ (3,240,998)       $ (1,376,134)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                   2,908,715         1,205,871             428,897
          Provision for bad debts                                            35,944            15,000                   -
          Minority interest in loss of subsidiaries                        (657,741)         (355,260)             (4,096)
          Issuance of options for common shares below fair value            264,223           317,005                   -
          Amortization of discount on notes payable                         589,085           235,758                   -
          Issuance of warrants below fair value                                   -            54,246                   -
          Change in assets and liabilities, net of effects
            of acquisitions:
             Accounts receivable                                           (612,553)         (133,328)            (10,257)
             Due from affiliate                                                   -                 -               1,359
             Inventory                                                     (105,538)           68,490              (3,704)
             Other current assets                                        (2,266,256)         (180,781)            (32,347)
             Other assets                                                  (409,937)          (42,273)              3,072
             Accounts payable and accrued liabilities                     2,763,551           411,171             (13,433)
             Due to affiliates                                                    -          (272,266)             41,604
             Other long-term liabilities                                      8,213            20,325                   -
                                                                     ---------------   ---------------   -----------------
                  Net cash used in operating activities                  (4,176,574)       (1,897,040)           (965,039)
                                                                     ---------------   ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (2,691,898)       (3,506,368)           (271,169)
                                                                     ---------------   ---------------   -----------------
                  Net cash used in investing activities                  (2,691,898)       (3,506,368)           (271,169)
                                                                     ---------------   ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                    -                 -           3,161,661
    Net proceeds from exercise of stock options                                 241                 -                   -
    Net proceeds from issuance of Series "A" Preferred Stock                      -                 -           1,794,965
    Proceeds from related party note                                              -         5,000,000
    Proceeds from related party borrowings                                        -         4,703,811              22,451
    Payments on promissory notes                                           (199,666)       (4,783,029)                  -
                                                                     ---------------   ---------------   -----------------
                  Net cash (used by) provided by financing activities      (199,425)        4,920,782           4,979,077
                                                                     ---------------   ---------------   -----------------

EFFECT OF EXCHANGE RATES ON CASH                                             12,559               498                   -
                                                                     ---------------   ---------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (7,055,338)         (482,128)          3,742,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         26,303,296         4,215,281           6,171,515
                                                                     ---------------   ---------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 19,247,958       $ 3,733,153         $ 9,914,384
                                                                     ===============   ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the quarter for interest                             $ 107,577           $ 4,388                 $ -
                                                                     ===============   ===============   =================
    Cash paid during the quarter for income taxes (including prepaid)      $ 41,164          $ 27,196                 $ -
                                                                     ===============   ===============   =================


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000
(Unaudited)

1.       Basis of Presentation

         Convergence  Communications,  Inc.  and  subsidiaries  is a provider of integrated broadband communications and Internet services through its own metropolitan area networks. We operate in recently deregulated and high growth markets, principally Mexico, Central America and the Andean region of South
America. We offer business entities, governmental agencies and residential customers high-speed broadband data connections, high-speed and dial-up Internet access, voice and video services. Our networks use technology based on the Internet Protocol, or "IP", and asynchronous transfer mode, or "ATM", technology.

         From its inception, we have focused on providing telecommunications services using high speed transmission networks within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         Our consolidated financial statements include the accounts of all wholly and majority-owned subsidiaries, as well as Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A. We own 32.6% of the capital stock of Chispa, but we have operating control and 50% of the Board of Directors seats of Chispa. All significant intercompany accounts and transactions have been eliminated in consolidation. All capitalized terms not defined in this report have the meanings given them in our annual report on Form 10-KSB for the year ended December 31, 1999.

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

4.       Debt Obligations

         Intervan Notes - In December 1999, we financed amounts not paid at closing in the Intervan Acquisition through the delivery of two promissory notes, which are due on the first and second anniversaries of the closing. The promissory note due on December 24, 2000 is in the face amount of $4,500,000 and is non-interest bearing. The promissory note due on December 24, 2001 is in the face amount of $1,500,000 and bears interest during the second year at the rate of 8% per annum. The notes were recorded at the present value of approximately $5,300,000, which reflects the estimated market rate of interest of 10.75%. The amounts represented by the promissory notes are subject to downward adjustment if Intervan suffers recurring revenue losses after the closing.

         GBNet Notes - In December 1999, we financed amounts not paid at closing in the GBNet Acquisition through the delivery of four promissory notes, which are due on the first through fourth anniversaries of the closing, totaling $9,000,000 (after discount of promissory notes). The promissory notes, which are non-interest bearing, are in face amounts sufficient to provide GBM with an imputed interest rate of 10.75% per annum through their anticipated payment dates. Our obligation to pay the deferred portions of the purchase price are secured by a pledge of the shares of GBNet, as well as its operating subsidiaries. A portion of those pledged shares will be released to us as we pay down the promissory notes. GBM will be entitled to retain at least 51% of the pledged shares until we pay all amounts due under the promissory notes.

         El Salvador Acquisition Note Refinancing - In May 1999, Chispa obtained a long-term loan from a third party lender totaling $4,335,000, of which a portion ($3,607,134) was used to pay the second note payable payment to the sellers of the El Salvador Entities. The loan is due in May 2004, bears interest at LIBOR plus 4.75% quarterly and has mandatory annual payments.

         In conjunction with the third party loan, a loan that FondElec made to Chispa was refinanced under the same terms as the third party loan, except that the FondElec loan was subordinated to the third party lender's position and the due date for the FondElec loan was changed to January 1, 2000, with an annual renewal until the third party lender is repaid. In November 1999, Chispa used a portion of the proceeds from Telematica's purchase of its interest in Chispa (approximately $3.8 million) to pay FondElec amounts under this loan. (see our report on Form 10-KSB for the year ended December 31, 1999 for a more detailed description of these loan transactions).

         Under the terms of the loans, we are required to refrain from engaging in certain types of business activities (including sales of its assets, mergers or other fundamental corporate transactions) without the consent of the lenders. The loans are secured by the assets and capital stock of Cablevisa, S.A. de C.V. and Multicable, S.A. de C. V., which are the two companies providing telecommunications service to subscribers in El Salvador.

5.    Operating Segment Information

         We make key financial decisions based on certain operating results of our subsidiaries and revenue types. Our operating segment information is as follows for the three months ended March 31, 2000 and 1999:

   NET REVENUES FROM SERVICES BY SUBSIDIARY:

   DIAL UP INTERNET ACCESS                       March 31, 2000        March 31, 1999
                                                ------------------     ----------------
   Intervan (in Mexico)                            $      101,387         $        -
   GBNet (in Central America)                             151,806                  -
   Inter@net (in Venezuela)                               263,149            295,464
   Chispa (in El Salvador)                                 18,472                  -
   Parent Company, eliminations and others                    740                  -
                                                ------------------     ---------------
        Consolidated total                         $      535,554         $  295,464
                                                ==================     ===============

   HIGH SPEED DATA                               March 31, 2000        March 31, 1999
   INTERNET ACCESS
                                                ------------------     ---------------
   Intervan (in Mexico)                            $    2,494,361         $        -
   GBNet (in Central America)                             887,363                  -
   Inter@net (in Venezuela)                                29,290                  -
   Chispa (in El Salvador)                                180,053                  -
   Parent Company, eliminations and others                (21,438)                 -
                                                ------------------     ---------------
        Consolidated total                         $    3,569,629         $        -
                                                ==================     ===============

   CABLE TELEVISION                              March 31, 2000        March 31, 1999
                                                ------------------     ---------------
   Intervan (in Mexico)                            $            -         $        -
   GBNet (in Central America)                                   -                  -
   Inter@net (in Venezuela)                                     -                  -
   Chispa (in El Salvador)                              1,661,884          1,584,702
   Parent Company, eliminations and others                      -                  -
                                                ------------------     ---------------
        Consolidated total                         $    1,661,884        $ 1,584,702
                                                ==================     ===============

   OTHER                                         March 31, 2000        March 31, 1999
                                                ------------------     ----------------
   Intervan (in Mexico)                            $    1,050,193         $        -
   GBNet (in Central America)                             103,578                  -
   Inter@net (in Venezuela)                                12,326             10,240
   Chispa (in El Salvador)                                258,498            148,616
   Parent Company, eliminations and others                 24,761              3,466
                                                ------------------     ---------------
        Consolidated total                         $    1,449,356         $  162,322
                                                ==================     ===============

   TOTAL REVENUES                                March 31, 2000        March 31, 1999
                                                ------------------     ----------------
   Intervan (in Mexico)                            $    3,645,941         $        -
   GBNet (in Central America)                           1,142,747                  -
   Inter@net (in Venezuela)                               304,765            305,704
   Chispa (in El Salvador)                              2,118,908          1,733,318
   Parent Company, eliminations and others                  4,062              3,466
                                                ------------------     ----------------
        Consolidated total                         $    7,216,423         $2,042,488
                                                ==================     ================

   OPERATING                                     March 31, 2000        March 31, 1999
   INCOME (LOSS)
                                                ------------------     ----------------
   Intervan (in Mexico)                            $  (1,715,549)         $        -
   GBNet (in Central America)                           (683,676)                  -
   Inter@net (in Venezuela)                             (355,180)           (156,380)
   Chispa (in El Salvador)                              (640,312)           (279,473)
   Parent Company, eliminations and other             (3,496,887)         (2,540,559)
                                                ------------------     ----------------
        Consolidated total                         $  (6,891,604)        $(2,976,412)
                                                ==================     ================

6.       Subsequent Events

         MetroTelecom Acquisition - On April 5, 2000, we completed the acquisition of all of the outstanding stock of a group of companies that conduct, through directly or indirectly held operating subsidiaries, high speed data, dial-up Internet, high speed Internet, telephony and subscription cable television services in Guatemala. In conjunction with this transaction, we issued 121,212 shares of our common stock. For a more detailed description of the transaction, see our report on Form 8-K dated April 5, 2000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in the document.

A.       OVERVIEW

         We are a provider of data and video telecommunications services to business and residential customers over MANs in Latin America. From our inception, we have focused on providing telecommunications services in emerging markets, primarily in Latin America, using a high speed transmission network within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         As part of our business strategy, we expect to continue to expand through additional significant acquisitions and strategic alliances. We believe that additional attractive acquisition opportunities currently exist in Latin America and it is continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition. Those acquisitions may not be successfully integrated into our business operations or result in projected benefits.

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 31, 1999:

         Revenues.  Our  revenues  for the three  months  ended  March 31,  2000 totaled $7.2 million, compared to $2.0 million for the same period in 1999, representing a $5.2 million increase. The following table shows our revenues by operating subsidiary for the first quarters in 2000 and 1999:

       TOTAL REVENUES                                MARCH 31,         MARCH 31,
       (in thousands)                                  2000               1999
       --------------                                -----------      ----------
       Intervan (1)                                    $ 3,646                -
       GBNet (1)                                         1,143                -
       Inter@net                                           305           $  306
       Chispa                                            2,119            1,733
       Parent Company, eliminations and others               3                3
                                                       -------           ------
          Consolidated total                           $ 7,216          $ 2,042
                                                       =======          =======
__________________

(1)      Indicated subsidiaries were acquired in December 1999.

         The increase in revenues was primarily attributable to ownership of the Intervan and GBNet entities during the three months ended March 31, 2000. Chispa's customer base grew from 26,684 customers as of March 1999 to 28,161 customers as of March, 2000, an increase of 1,477 customers, or 6%. In addition to the growth of the customer base during 1999, Chispa began offering dial-up Internet services and high speed data services to residential and corporate customers during the latter half of 1999.

         Variable Cost of Services. Variable cost of services consists primarily of bandwidth and cable programming charges. The cost of these services totaled $4.1 million in the three months ended March 31, 2000, an increase of $3.1 million over March 1999. Of total variable cost of services for the three months ended March 31, 2000, $2.6 million related to our Intervan operations in Mexico, $0.6 million related to our GBNet operations in Central America, $0.2 million related to our Inter@net operations in Venezuela and $0.7 million related to our Chispa operations in El Salvador.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $3.2 million for the three months ended March 31, 2000, an increase of $2.6 million over the three months ended March 31, 1999. We maintained a total of 490 employees at March 31, 2000, compared to 275 employees at March 31, 1999. The increase in headcount reflects both the normal increases associated with our maturing operations and the employees we acquired during the month of December 1999 with our purchases of Intervan and GBNet, which had 141 and 35 employees, respectively, at March 31, 2000. We increased the salaries, wages and benefits of our personnel to match market rates and increases in cost of living.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $3.7 million during the three months ended March 31, 2000, an increase of $1.8 million compared to the three months ended March 31, 1999. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in December 1999, as well as the increased development of our networks. The increase in SG&A reflects:

     o consulting, legal and tax advisor fees, which totaled $1.1 million for the three months ended March 31, 2000, compared with $0.6 million for the three months ended March 31, 1999

     o an increase in travel and promotion costs, to $0.8 million for the three months ended March 31, 2000, compared to $0.3 million for the three months ended March 31, 1999. These expenses relate primarily to the expansion of our operations into Central America, Mexico and Venezuela and the proposed vendor and equipment financing agreement with Alcatel

     o on a company-wide basis, we recorded a provision for doubtful accounts of $0.2 million for the three months ended March 31, 2000, compared to less than $0.1 for the three months ended March 31, 1999 as a result of acquisitions, increased operations and payment in arrears.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in the three months ended March 31, 2000 of $0.26 million compared to $0.32 million for the three months ended March 31, 1999.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $2.9 million in the three months ended March 31, 2000, representing an increase of $1.7 million over the three months ended March 31, 1999. The increase relates primarily to amortization of intangible assets relating to our acquisitions in December 1999.

          Interest Expense, Net. Our net interest expense totaled $0.4 million during the three months ended March 31, 2000, consisting of interest expense of $0.7 million and interest income of $0.3 million. Net interest expense during the three months ended March 31, 2000 decreased slightly over the three months ended March 31, 1999 due to increased interest income during the three months ended March 31, 2000. The average interest rate recorded on our indebtedness outstanding during the three months ended March 31, 2000 was approximately 10.75%, compared to approximately 10% for the three months ended March 31, 1999.

         Provision for Income Taxes. We recorded a provision for income taxes of $0.05 million during the three months ended March 31, 2000, compared to $0.03 million for the three months ended March 31, 1999. Intervan, which operates in Mexico, recognized the majority of this income tax expense.

         Net Loss. We incurred a net loss of $6.7 million in the three months ended March 31, 2000, an increase of $3.5 million compared to the same period in 1999. The principal reasons for the increased loss were:

     o the $1.7 million increase in our depreciation and amortization expense on intangible assets as a result of acquisitions in December 1999

     o the $0.4 million increase in interest expense attributable to our increased indebtedness as a result of acquisitions in December 1999

     o the $2.6 million increase in salary and benefits expense attributable to acquisitions and as a result of growth in operations

     o the $1.8 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions

     o the above increases were offset by a $2.1 million increase in net revenues over variable cost of services.

Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

         During the quarter ended March 31, 1999, we had recently completed our development activities and commenced planned principal operations. We were in the development stage during the quarter ended March 31, 1998.

         Revenues. Our revenues for the three months ended March 31, 1999 totaled $2.04 million, compared to $0.03 million for 1998, representing a $2.01 million increase. The following table shows our revenues by operating subsidiary for 1999 and 1998:

        TOTAL REVENUES                              MARCH 31,       MARCH 31,
        (in thousands)                                1999             1998
        ---------------                            ---------        ---------
        Inter@net(1)                                    $ 306        $   -
        Chispa (1)                                      1,733            -
        Parent Company, eliminations and others             3           28
                                                       ------        -----
             Consolidated total                        $2,042        $  28
                                                       ======        =====
________________

(1) Inter@net and Chispa were both acquired in the third fiscal quarter of 1998.

         The increase in revenues for the quarter ended March 31, 1999 was primarily attributable to having our ownership interests in Inter@net and Chispa during the three months ended March 31, 1999.

         Variable Cost of Services. Our variable cost of services totaled $1.0 million in the three months ended March 31, 1999, an increase of $0.9 million over the same period in 1998.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $0.6 million for the three months ended March 31, 1999, an increase of $0.5 million from the same period in 1998. We maintained a total of 275 employees at March 31, 1999, compared to fewer than 20 employees at March 31, 1998. The increase in headcount reflects normal increases in our employee count as our operations matured and the employees we acquired through our acquisitions during the months of July and August of 1998 of Chispa and Inter@net, which had 220 and 38 employees, respectively, at March 31, 1999.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $1.9 million in the three months ended March 31, 1999, an increase of $1.1 million compared to the same period in 1998. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in 1998 and increased development of our networks. The increase in SG&A reflects:

          o consulting, legal and tax advisor fees, which totaled $0.6 million for the three months ended March 31, 1999, compared with $0.3 million for the same period in 1998 for an increase of $0.3 million.

          o an increase in travel and promotion costs to $0.3 million compared to less than $0.1 million for the same period in 1998 for an increase of $0.2 million.

          o the increase in the 1999 quarter related primarily to the expansion of our operations into El Salvador and Venezuela and researching potential business offerings in New Zealand and Central America.

          Stock Compensation Expense. We incurred non-cash stock compensation expense in the three months ended March 31, 1999 totaling $0.3 million compared to none in the same period of 1998.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $1.2 million for the three months ended March 31, 1999, representing an increase of $0.8 million compared to the same period in 1998. The significant increase relates primarily to the amortization of intangible assets relating to acquisitions.

         Interest Expense, Net. Our net interest expense totaled $0.6 million in the quarter ended March 31, 1999, consisting of interest expense of $0.6 million and interest income of $0.06 million. Net interest expense was less than $0.1 million for the same period in 1998. The significant increase relates primarily to the interest from debt issued to complete acquisitions in 1998.

         Net Loss. We incurred a net loss of $3.2 million in the three months ended March 31, 1999, an increase of $1.9 million over the same period in 1998. The principal reasons for the increased loss were:

          o the $1.1 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions in 1998

          o the $0.8 million increase in our depreciation and amortization expense on intangible assets as a result of acquisitions in 1998

          o the $0.5 million increase in salary and benefit expenses due to the growth in our operations and as a result of acquisitions in 1998

          o the $0.3 million increase in stock-based compensation expense to attract key management

          o the above increases were offset by a $1.1 million increase in net revenues over variable cost of services.

C.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund our investments in, and acquisitions of, start-up network operations, to provide working capital, and for general corporate purposes, including the expenses we incurred in seeking and evaluating new business opportunities. Our foreign subsidiary interests have been financed by a combination of equity investments and shareholder loans.

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

         During the first quarter ended March 31, 2000, our operating activities used $4.2 million, compared with $1.9 million during the quarter ended March 31, 1999. Our investing activities, consisting of capital expenditures for network equipment, used $2.7 million during the first quarter ended March 31, 2000, compared with $3.5 million during the quarter ended March 31, 1999. Our financing activities in the quarter ended March 31, 2000 used $0.2 million to repay amounts to a third-party bank, compared to $4.9 million that was provided from proceeds from related party note and borrowing activity during the quarter ended March 31, 1999.

         As of March 31, 2000, we had current assets of $26.9 million, compared to $31.0 million as of December 31, 1999, for a decrease of $4.1 million. The decrease in current assets was primarily due to decreases in cash relating to capital expenditures for network equipment and disbursements for operational expenses.

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

D.       SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis" constitute forward-looking statements concerning our operations, economic performance and financial condition. Because those statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by those forward-looking statements.

         In addition, any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking and, accordingly, those statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, those types of statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition; and our need for additional substantial financing. We have no control over some of these factors.

         The factors described in this report could cause our actual operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Persons reviewing this report, therefore, should not place undue reliance on those forward-looking statements. Further, to the extent this report contains forward-looking statements, they speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement or statements to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         See the section entitled "Legal Proceedings" in our report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.       CHANGES IN SECURITIES

                  On March 3, 2000, we issued 11,000 shares of our common stock to a third party who exercised an option.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

                                      None.

ITEM 5.       OTHER INFORMATION

         MetroTelecom Acquisition - On April 5, 2000, we completed the acquisition of all of the outstanding stock of a group of companies that conduct, through directly or indirectly held operating subsidiaries, high speed data, dial-up Internet, high speed Internet, telephony and subscription cable television services in Guatemala. For a more detailed description of the transaction, see our report on Form 8-K dated April 5, 2000.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.       EXHIBITS.

                                      None.

         B.       REPORTS ON FORM 8-K

         We filed four reports on Form 8-K during the quarter ended March 31, 2000.

          1. On March 13, 2000, we filed a report on Form 8-K/A which included the required audited financial statements for the Intervan acquisition.

          2. On February 28, 2000, we filed a report on Form 8-K/A which included the required audited financial statements for the GBNet Acquisition.

          3. On January 21, 2000, we filed a report on Form 8-K detailing the results from our annual meeting of shareholders held on January 14, 2000.

          4. On January 13, 2000, we filed a report on Form 8-K describing the Intervan acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONVERGENCE COMMUNICATIONS, INC.


Date:  May 15, 1999                     BY       /s/ JERRY SLOVINSKI
                                            ----------------------------
                                                 Jerry Slovinski
                                                 Chief Financial Officer