Form 10QSB/A
period 2000-03-31
CONVERGENCE COMMUNICATIONS INC
filed 2000-05-22
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   AMENDMENT 1

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

                                        CONVERGENCE COMMUNICATIONS, INC.



Date:  May 15, 2000                     BY       /s/ JERRY SLOVINSKI
                                            ----------------------------
                                                 Jerry Slovinski
                                                 Chief Financial Officer