Form 10QSB
period 2000-06-20
CONVERGENCE COMMUNICATIONS INC
filed 2000-08-14
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ____.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 11, 2000, 11,389,191 shares of registrant's Common Stock, par value $.001 per share, 29,521 shares of the registrant's Series B Preferred Stock, par value $.001 per share, and 13,353,806 shares of the registrant's Series C Preferred Stock, par value $.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2000 AND DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------
                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                          -----------------     ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 6,097,310        $ 26,303,296
    Accounts receivable - net                                                     5,783,536           3,180,748
    Inventory - net                                                                 484,562             262,177
    Other current assets                                                          4,341,594           1,225,490
                                                                           -----------------     ---------------
                  Total current assets                                           16,707,002          30,971,711
PROPERTY AND EQUIPMENT - net                                                     33,066,174          28,446,776
INTANGIBLE ASSETS - net                                                          45,310,616          36,660,025
OTHER ASSETS                                                                      5,661,610           1,126,011
                                                                           -----------------     ---------------
TOTAL ASSETS                                                                  $ 100,745,402        $ 97,204,523
                                                                           =================     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - current portion                                            $ 16,256,117        $ 11,190,987
    Accounts payable and accrued liabilities                                     13,970,480           6,851,249
    Due to affiliates                                                                     -             122,356
                                                                           -----------------     ---------------
                  Total current liabilities                                      30,226,597          18,164,592
LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                            17,946,873          11,389,937
    Long-term debt (payable to related parties)                                   2,654,098           2,595,634
    Other long-term liabilities                                                     229,227             185,686
                                                                           -----------------     ---------------
                  Total long-term liabilities                                    20,830,198          14,171,257
MINORITY INTEREST IN SUBSIDIARIES                                                 3,965,939           5,493,394
                                                                           -----------------     ---------------
                  Total liabilities                                              55,022,734          37,829,243
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:

       101,374 shares issued and outstanding in 2000 and 1999.                          101                 101
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       9,728,909 shares issued and outstanding in 2000 and 1999.                      9,729               9,729
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,717,701 and 11,585,489 outstanding in 2000 and 1999, respectively          11,717              11,585
    Additional paid-in capital                                                   96,676,447          95,147,893
    Accumulated deficit                                                         (50,338,503)        (35,764,016)
    Accumulated other comprehensive loss                                           (636,823)            (30,012)
                                                                           -----------------     ---------------
                  Total stockholders' equity                                     45,722,668          59,375,280
                                                                           -----------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 100,745,402        $ 97,204,523
                                                                           =================     ===============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------

                                                                 Six Months         Six Months        Six Months
                                                                    Ended              Ended             Ended
                                                                   June 30            June 30           June 30
                                                                    2000               1999              1998
                                                               ----------------   ----------------   --------------
NET REVENUES FROM SERVICES                                        $ 15,851,933        $ 4,144,575         $ 44,911
                                                               ----------------   ----------------   --------------
COSTS AND EXPENSES:
    Variable cost of services                                        8,997,860          1,439,805          197,553
    Salaries, wages and benefits                                     6,793,648          2,353,694          173,536
    Selling, general and administrative                              7,525,053          3,417,683        1,854,250
    Depreciation and amortization                                    6,885,851          2,420,985          865,555
    Stock option compensation expense                                  510,367            634,009                -
                                                               ----------------   ----------------   --------------
                  Total costs and expenses                          30,712,779         10,266,176        3,090,894
                                                               ----------------   ----------------   --------------
OPERATING LOSS                                                     (14,860,846)        (6,121,601)      (3,045,983)
OTHER INCOME AND (EXPENSES):
    Interest expense, net                                           (1,236,669)        (1,441,706)         137,026
    Net gain (loss) on foreign exchange and other                       89,720            (20,186)               -
                                                               ----------------   ----------------   --------------
                  Total other expense                               (1,146,949)        (1,461,892)         137,026
                                                               ----------------   ----------------   --------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                     (16,007,795)        (7,583,493)      (2,908,957)
PROVISION FOR INCOME TAXES                                             (94,147)           (34,773)               -
                                                               ----------------   ----------------   --------------
LOSS BEFORE MINORITY INTEREST                                      (16,101,942)        (7,618,266)      (2,908,957)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                            1,527,455            753,956            8,076
                                                               ----------------   ----------------   --------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $ (14,574,487)      $ (6,864,310)    $ (2,900,881)
                                                               ================   ================   ==============
Net loss per basic and diluted common share                            $ (0.68)           $ (0.57)         $ (0.25)
                                                               ================   ================   ==============
Weighted-average number of common shares:

    Basic and diluted                                               21,480,240         12,022,728       11,469,119
                                                               ================   ================   ==============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months        Three Months       Three Months
                                                                       Ended              Ended              Ended
                                                                      June 30            June 30            June 30
                                                                       2000                1999               1998
                                                                  ----------------   -----------------   ---------------
NET REVENUES FROM SERVICES                                            $ 8,635,510         $ 2,102,087          $ 16,575
                                                                  ----------------   -----------------   ---------------
COSTS AND EXPENSES:
    Variable cost of services                                           4,897,700             459,453           105,753
    Salaries, wages and benefits                                        3,638,927           1,768,709            87,768
    Selling, general and administrative                                 3,844,845           1,486,996           998,100
    Depreciation and amortization                                       3,977,136           1,215,114           436,658
    Stock option compensation expense                                     246,144             317,004                 -
                                                                  ----------------   -----------------   ---------------
                  Total costs and expenses                             16,604,752           5,247,276         1,628,279
                                                                  ----------------   -----------------   ---------------
OPERATING LOSS                                                         (7,969,242)         (3,145,189)       (1,611,704)
OTHER INCOME AND (EXPENSES):                                                    -                   -                 -
    Interest expense, net                                                (791,730)           (856,633)           82,977
    Net gain (loss) on foreign exchange and other                          51,439             (20,186)                -
                                                                  ----------------   -----------------   ---------------
                  Total other expense                                    (740,291)           (876,819)           82,977
                                                                  ----------------   -----------------   ---------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                         (8,709,533)         (4,022,008)       (1,528,727)
PROVISION FOR INCOME TAXES                                                (40,388)                  -                -
                                                                  ----------------   -----------------   ---------------
LOSS BEFORE MINORITY INTEREST                                          (8,749,921)         (4,022,008)       (1,528,727)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                 869,714             398,696             3,980
                                                                  ----------------   -----------------   ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $ (7,880,207)       $ (3,623,312)     $ (1,524,747)
                                                                  ================   =================   ===============
Net loss per basic and diluted common share                               $ (0.37)            $ (0.30)          $ (0.13)
                                                                  ================   =================   ===============
Weighted-average number of common shares:

    Basic and diluted                                                  21,541,324          12,022,728        11,937,014
                                                                  ================   =================   ===============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Preferred Stock
                                                             Series "A"         Series "B"        Series "C"         Common Stock
                                                          --------------- ------------------  -----------------   ------------------
                                                Total      Shares  Amount  Shares    Amount   Shares    Amount   Shares      Amount
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------  -------

BALANCE, DECEMBER 31, 1996                  $  (661,018)                                                           428,571    $ 429
Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                   14,571   685,063   $ 685                                         (428,571)    (429)
   Addition of CCI common stock                  86,990                                                          1,041,494    1,041
Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares     7,096,500                    101,374    $ 101                        450,563      451
Issuance of CCI common stock and Series
   "A" Preferred shares for cash             10,000,000   150,380     150                                          228,658      229
Issuance of warrants below fair value           657,143
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                300,000     4,083        4                                          24,284       24
Issuance of options for common shares and
   Series "A" Preferred shares below
      fair value                    1,        1,479,074
Net loss for the year ended December         (4,594,294)
                                              ----------  ------- ------- --------  -------  ---------  ------- ----------  -------
BALANCE, DECEMBER 31, 1997                   14,378,966   839,526     839  101,374      101          -        -  1,744,999    1,745
Comprehensive loss:
   Net loss for the year ended
      December 31, 1998                     (10,230,796)
   Other comprehensive loss consisting of
     foreign currency translation adjustment    (20,515)
                                              ----------  ------- ------- --------  -------  ---------  ------- ----------  -------
     Total comprehensive loss               (10,251,311)       -        -        -        -          -        -          -        -
Issuance of CCI common stock and Series
   "A" Preferred shares for cash              4,956,626    91,180      91                                          600,504      600
Conversion of Series "A" Preferred shares into
   common shares                                      -   930,706)   (930)                                       9,307,060    9,307
Exchange of Telecom common stock for CCI
   common shares                                600,000                                                             85,714       86
Issuance of options for common shares
   below fair value                           1,000,245
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------  -------

BALANCE, DECEMBER 31, 1998                   10,684,526         -       -  101,374      101          -        - 11,738,277   11,738
Comprehensive loss:
   Net loss for the year ended
      December 31, 1999                     (20,277,479)
   Other comprehensive loss consisting of
     foreign currency translation adjustment     (9,497)
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------  -------
     Total comprehensive loss               (20,286,976)        -       -        -        -          -        -          -        -

Issuance of Series "C" Preferred Stock, net  67,794,198                                      9,728,909   $9,729
Issuance of warrants                            750,677
Repurchases and retirements of common stock  (1,215,860)                                                          (152,788)    (153)
Forgiveness of related party liability          235,175
Issuance of warrants on debt                    162,191
Issuance of options for common shares
   below fair value                           1,251,349
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------  -------
BALANCE, DECEMBER 31, 1999                   59,375,280         -       -  101,374      101  9,728,909    9,729 11,585,489   11,585
Comprehensive loss:
   Net loss for six months ended
      June 30, 2000                         (14,574,487)
   Other comprehensive loss consisting of
     foreign currency translation adjustment   (606,811)
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------   ------
     Total comprehensive loss               (15,181,298)        -       -        -        -          -        -          -

Exchange of Metrotelecom stock for
   CCI common shares                          1,000,000                                                            121,212      121
Exercise of stock options                           241                                                             11,000       11
Issuance of options for common shares
   below fair value                             528,445
                                             ----------   ------- ------- --------  -------  ---------  ------- ----------  -------
BALANCE, JUNE 30, 2000                     $ 45,722,668         -       -  101,374    $ 101  9,728,909   $9,729 11,717,701 $ 11,717
                                             ==========   ======= ======= ========  =======  =========  ======= ==========  =======

                                             (CONTINUED)


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                             (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                   Accumulated
                                                        Additional                 Other Compre-
                                                          Paid-In    Accumulated  hensive Income
                                                          Capital      Deficit        (Loss)
                                                        ----------   -----------   ------------

BALANCE, DECEMBER 31, 1996                                            $ (661,447)
Reverse acquisition of TIC:
   Exchange of TIC common shares for CCI
   Series "A" Preferred shares                            $ 14,315
   Addition of CCI common stock                             85,949
Exchange of CVV common stock for CCI common
   shares and Series "B" Preferred shares                7,095,948
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         9,999,621
Issuance of warrants below fair value                      657,143
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                           299,972
Issuance of options for common shares and
   Series "A" Preferred shares below fair value          1,479,074
Net loss for the year ended December 31, 1997                         (4,594,294)
                                                        ----------   -----------   ------------
BALANCE, DECEMBER 31, 1997                              19,632,022    (5,255,741)
Comprehensive loss:
   Net loss for the year ended December 31, 1998                     (10,230,796)
   Other comprehensive loss consisting of
     foreign currency translation adjustment                                          $ (20,515)
                                                        ----------   -----------   ------------
     Total comprehensive loss                                  -     (10,230,796)       (20,515)
Issuance of CCI common stock and Series
   "A" Preferred shares for cash                         4,955,935
Conversion of Series "A" Preferred shares into
   common shares                            -               (8,377)
Exchange of Telecom common stock for CCI
   common shares                                           599,914
Issuance of options for common shares
   below fair value                                      1,000,245
                                                        ----------   -----------   ------------
BALANCE, DECEMBER 31, 1998                              26,179,739   (15,486,537)       (20,515)
Comprehensive loss:
   Net loss for the year ended December 31, 1999                     (20,277,479)
   Other comprehensive loss consisting of
     foreign currency translation adjustment                                            $ (9,497)
                                                        ----------   -----------   ------------
     Total comprehensive loss                                    -   (20,277,479)       (30,012)

Issuance of Series "C" Preferred Stock, net             67,784,469
Issuance of warrants                                       750,677
Repurchases and retirements of common stock             (1,215,707)
Forgiveness of related party liability                     235,175
Issuance of warrants on debt                               162,191
Issuance of options for common shares
   below fair value                                      1,251,349
                                                        ----------   -----------   ------------
BALANCE, DECEMBER 31, 1999                              95,147,893   (35,764,016)       (30,012)
Comprehensive loss:
   Net loss for six months ended June 30, 2000                       (14,574,487)
   Other comprehensive loss consisting of
     foreign currency translation adjustment                                         $ (606,811)
                                                        ----------   -----------   ------------
     Total comprehensive loss                                    -   (14,574,487)      (636,823)

Exchange of Metrotelecom stock for
   CCI common shares                                       999,879
Exercise of stock options                                      230
Issuance of options for common shares
   below fair value                                        528,445
                                                        ----------   -----------   ------------

BALANCE, JUNE 30, 2000                                 $96,676,447  $(50,338,503)    $ (636,823)
                                                        ==========   ===========   ============


See notes to consolidated financial statements


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------------------

                                                                       Six Months        Six Months         Six Months
                                                                         Ended             Ended              Ended
                                                                        June 30           June 30            June 30
                                                                          2000              1999               1998
                                                                     ---------------   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(14,574,487)     $ (6,864,310)       $ (2,900,881)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                   6,885,851         2,420,985             865,555
          Provision for bad debts                                           439,057           114,676                   -
          Minority interest in loss of subsidiaries                      (1,527,455)         (553,956)             (8,076)
          Issuance of options for common shares below fair value            528,445           634,009                   -
          Amortization of discount on notes payable                       1,091,473           392,350                   -
          Issuance of warrants below fair value                                   -           104,110                   -
          Change in assets and liabilities, net of effects
            of acquisitions:
             Accounts receivable                                         (2,316,193)         (272,064)              9,275
             Due from affiliates                                                  -         5,000,000              (2,121)
             Inventory                                                     (222,385)         (222,649)              7,679
             Other current assets                                        (2,415,284)         (256,356)             (5,932)
             Other assets                                                (1,656,593)         (374,093)           (139,625)
             Accounts payable and accrued liabilities                     3,362,037           588,149             435,476
             Due to affiliates                                             (102,699)         (266,798)            100,666
             Other long-term liabilities                                     43,541             9,078                   -
                                                                     ---------------   ---------------   -----------------
                  Net cash used in operating activities                 (10,464,692)          453,131          (1,637,984)
                                                                     ---------------   ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in Metrotelecom acquisition, net                           (3,417,851)                -                   -
    Purchases of property and equipment                                  (5,879,732)       (9,271,736)           (765,748)
                                                                     ---------------   ---------------   -----------------
                  Net cash used in investing activities                  (9,297,583)       (9,271,736)           (765,748)
                                                                     ---------------   ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                    -                 -           3,161,661
    Net proceeds from exercise of stock options                                 241                 -                   -
    Increase in minority interest from issuance of subsidiary common stock        -           200,000                   -
    Net proceeds from issuance of Series "A" Preferred Stock                      -                 -           1,794,965
    Proceeds from related party note                                              -         9,966,115
    Payments on related party notes                                        (126,000)          (52,500)
    Proceeds from related party borrowings                                        -                 -              45,603
    Proceeds from promissory notes                                                -         4,335,000
    Payments on promissory notes                                           (322,917)       (8,349,642)                  -
                                                                     ---------------   ---------------   -----------------
                  Net cash (used by) provided by financing activities      (448,676)        6,098,973           5,002,229
                                                                     ---------------   ---------------   -----------------

EFFECT OF EXCHANGE RATES ON CASH                                              4,965                 -                   -
                                                                     ---------------   ---------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (20,205,986)       (2,719,632)          2,598,497
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         26,303,296         4,315,281           6,171,515
                                                                     ---------------   ---------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 6,097,310       $ 1,595,649         $ 8,770,012
                                                                     ===============   ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                              $ 218,325           $ 7,100                 $ -
                                                                     ===============   ===============   =================
    Cash paid during the period  for income taxes (including prepaid)      $ 69,366          $ 58,805                 $ -
                                                                     ===============   ===============   =================


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

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

         From our inception, we have focused on providing telecommunications services using high speed transmission networks within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         Our consolidated financial statements include the accounts of our all wholly- and majority-owned subsidiaries, as well as Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A. We own 32.6% of the capital stock of Chispa, but we have operating control and 50% of the Board of Directors seats of Chispa. All significant intercompany accounts and transactions have been eliminated in consolidation. All capitalized terms not defined in this report have the meanings given them in our annual report on Form 10-KSB for the year ended December 31, 1999.

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

4.       Debt Obligations

         Alcatel Notes - In June 2000, we closed a vendor financing facility with Alcatel giving us the ability to borrow up to $175,000,000 for the purchase of telecommunications equipment and design, engineering, installation and testing services from Alcatel for the deployment of our pan-regional high bandwidth metropolitan area network. As of June 30, 2000, we had drawn down $2,788,833 of that facility. The amounts drawn under the facility are represented by promissory notes which are secured by a comprehensive security package including a pledge of the stock of our subsidiaries and other equity interests in our subsidiaries and equipment, supplies, inventory, accounts receivable and other personal property. We will be required to repay the principal amounts in quarterly installments, commencing 30 months from the closing date. The final maturity date for the facility is in January, 2007.

         MetroTelecom Notes - In April 2000, we financed amounts not paid at closing in the MetroTelecom Acquisition through the delivery of four promissory notes totaling $8,750,000. The promissory notes are due on the first through fourth anniversaries of the closing. The promissory notes bear interest at the rate of 7% per annum. The notes were recorded at the present value of approximately $8,200,000, which reflects the estimated market rate of interest of 10.75%. Our obligation to pay the deferred portions of the purchase price is secured by a pledge of the shares of MetroTelecom, as well as its operating subsidiaries. A portion of those pledged shares will be released to us as we pay down the promissory notes. MetroTelecom will be entitled to retain at least 51% of the pledged shares until we pay all amounts due under the promissory notes.

5.       Operating Segment Information

         We make key financial decisions based on certain operating results of our subsidiaries and revenue types. Our operating segment information is as follows for the six months ended June 30, 2000 and 1999:

         NET REVENUES FROM SERVICES BY SUBSIDIARY:

         DIAL UP INTERNET ACCESS                        June 30, 2000         June 30, 1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $            236,093   $                 -
         GBnet (in Central America)                             239,724                     -
         Inter@net (in Venezuela)                               512,598               572,308
         Chispa Dos (in El Salvador)                             30,243                24,801
         MetroTelecom (in Guatemala)                            317,901                     -
         Parent Company, elim. and others                         2,434                     -
                                                      ------------------     -----------------
              Consolidated total                   $          1,338,993   $           597,109
                                                      ==================     =================

         HIGH SPEED DATA                                June 30, 2000         June 30, 1999
         INTERNET ACCESS
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $          5,222,755   $                 -
         GBnet (in Central America)                           1,721,960                     -
         Inter@net (in Venezuela)                                57,504                     -
         Chispa Dos (in El Salvador)                            420,896                     -
         MetroTelecom (in Guatemala)                            225,409                     -
         Parent Company, elim. and others                      (24,065)                     -
                                                      ------------------     -----------------
              Consolidated total                   $          7,624,459   $                 -
                                                      ==================     =================

         CABLE TELEVISION                               June 30, 2000         June 30, 1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $                  -   $                 -
         GBnet (in Central America)                                   -                     -
         Inter@net (in Venezuela)                                     -                     -
         Chispa Dos (in El Salvador)                          3,197,209             3,128,558
         MetroTelecom (in Guatemala)                            329,656                     -
         Parent Company, elim. and others                             -                     -
                                                      ------------------     -----------------
              Consolidated total                   $          3,526,865   $         3,128,558
                                                      ==================     =================

         OTHER (primarily equipment financing,
         installation and advertising)                  June 30, 2000         June 30, 1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $          2,145,258   $                 -
         GBnet (in Central America)                             231,811                     -
         Inter@net (in Venezuela)                                30,371                17,668
         Chispa Dos (in El Salvador)                            563,879               397,775
         MetroTelecom (in Guatemala)                            281,120                     -
         Parent Company, elim. and others                       109,178                 3,465
                                                      ------------------     -----------------
              Consolidated total                   $          3,361,616   $           418,908
                                                      ==================     =================

         TOTAL REVENUES                                 June 30, 2000           June 30, 1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $          7,604,106   $                 -
         GBnet (in Central America)                           2,193,494                     -
         Inter@net (in Venezuela)                               600,472               589,976
         Chispa Dos (in El Salvador)                          4,212,228             3,551,134
         MetroTelecom (in Guatemala)                          1,154,086                     -
         Parent Company, elim. and others                        87,547                 3,465
                                                      ------------------     -----------------
              Consolidated total                   $         15,851,933   $         4,144,575
                                                      ==================     =================

         OPERATING                                      June 30, 2000         June 30, 1999
         INCOME (LOSS)
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $        (3,997,897)   $                 -
         GBnet (in Central America)                         (1,526,007)                     -
         Inter@net (in Venezuela)                             (857,364)             (341,266)
         Chispa Dos (in El Salvador)                        (1,548,951)             (659,960)
         MetroTelecom (in Guatemala)                          (506,977)                     -
         Parent Company, elim. and other                    (6,423,650)           (5,120,375)
                                                      ------------------     -----------------
              Consolidated total                   $       (14,860,846)   $       (6,121,601)

                                                      ==================     =================

6.       Acquisition

         MetroTelecom Acquisition - On April 5, 2000, we completed the acquisition of all of the outstanding stock of a group of companies that conduct, through directly or indirectly held operating subsidiaries, high speed data, dial-up Internet, high speed Internet, telephony and subscription cable television services in Guatemala. The purchase price for the acquisition was $13.5 million. For a more detailed description of the transaction, see our report on Form 8-K dated April 5, 2000.

7.       Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the seller's price to the buyer is fixed or determinable; (4) collection is reasonably assured. SAB 101 is effective for our financial statements for the year ending December 31, 2000. Effective January 1, 2000, we adopted SAB 101. The adoption of SAB 101 did not have a material impact on our financial statements.

8.       Subsequent Event

         Option Exercise - In July 2000, we received approximately $27.2 million of cash from the exercise of options granted pursuant to an option agreement dated October 1999, as amended, to a group of shareholders who invested $109.5 million of equity and debt financing in October 1999 (see the section entitled "Subsequent Financings and Other Transactions" in our report on Form 10-KSB for the year ended December 31, 1999 for a more detailed description) and issued 3,624,897 shares of our Series C preferred stock. We also have been notified by this group of shareholders that the remaining $2 million of options under the October 1999 financing will be exercised by mid-August.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The  following   discussion  and  analysis  relates  to  our  financial
condition and results of operations for the six months ended June 30, 2000 and 1999. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in the document.

A.       OVERVIEW

         We are a provider of telecommunications services to business and residential customers over MANs in Latin America. From our inception, we have focused on providing telecommunications services in emerging markets, primarily in Latin America, using a high speed transmission network within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         As part of our business strategy, we expect to continue to expand through additional significant acquisitions and strategic alliances. We believe that additional attractive acquisition opportunities currently exist in Latin America and we are continually evaluating these opportunities. Certain of these transactions, if consummated, may be material to our operations and financial condition. Those acquisitions may not be successfully integrated into our business operations or result in projected benefits.

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

         Revenues. Our Revenues for the six months ended June 30, 2000 totaled $15.85 million, compared to $4.15 million for the same period in 1999, representing a $11.7 million increase. The following table shows our revenues by operating subsidiary for the first quarters in 2000 and 1999:

   TOTAL REVENUES                     JUNE 30, 2000          JUNE 30, 1999
   (in thousands)
   Intervan (1)                            $ 7,604                       -
   GBNet (1)                                 2,193                       -
   Inter@net                                   601                  $  590
   Chispa                                    4,212                   3,551
   MetroTelecom (2)                          1,154                       -
   Parent Company, elim. & others               88                       4
                                      ------------             ------------
     Consolidated total                   $ 15,852                 $ 4,145
                                      ============             ===========
-----------------

(1)      Intervan and GBNet subsidiaries were acquired in December 1999.
(2)      MetroTelecom subsidiary was acquired in April 2000.

         The increase in revenues was primarily attributable to ownership of the Intervan, GBNet and MetroTelecom entities during the respective six months ended June 30, 2000. Chispa's customer base grew from 27,325 customers as of June 1999 to 29,047 customers as of June 2000, an increase of 1,722 customers, or 6%. In addition to the growth of the customer base during 1999, Chispa began offering dial-up internet services and high speed data services to residential and corporate customers during the latter half of 1999.

           Variable Cost of Services. Variable cost of services consists primarily of bandwidth and cable programming charges. The cost of these services totaled $9.0 million for the six months ended June 30, 2000, an increase of $7.6 million over June 1999. Of total variable cost of services for the six months ended June 30, 2000, $5.6 million related to our Intervan operations in Mexico, $1.3 million related to our GBnet operations in Central America, $0.4 million related to our Inter@net operations in Venezuela, $1.4 million related to our Chispa operations in El Salvador and $0.4 million related to MetroTelecom operations in Guatemala.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $6.8 million for the six months ended June 30, 2000, an increase of $4.4 million over the six months ended June 30, 1999. We maintained a total of almost 700 employees at June 30, 2000, compared to less than 300 employees at June 30, 1999. The increase in headcount reflects both the normal increases associated with our growing operations and the employees we acquired during the month of December 1999 with our purchases of Intervan and GBnet, which had 153 and 46 employees, respectively, at June 30, 2000. The increase also reflects the employees we hired in April 2000 with our purchase of MetroTelecom, which had 170 employees at June 30, 2000.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $7.5 million during the six months ended June 30, 2000, an increase of $4.1 million compared to the six months ended June 30, 1999. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in December 1999 and April 2000, as well as the increased development of our networks. The increase in SG&A reflects:

     o Consulting and legal fees, which totaled $2.1 million for the six months ended June 30, 2000, compared with $1.1 million for the six months ended June 30, 1999.

     o    Travel,  advertising  and  promotion  costs  increased  189%,  to $1.7 million for the six months ended June 30, 2000, compared to $0.6 million for the six months ended June 30, 1999. These expenses relate primarily to the expansion of our operations into Central America, Mexico and Venezuela.

     o Other operating expenses such as contract labor, rents, office expenses, utilities, etc. combined to increase approximately $1.7 million as a result of acquisitions and increased operations.

     o On a consolidated basis, we recorded a provision for doubtful accounts of $0.4 million for the six months ended June 30, 2000, compared to $0.1 for the six months ended June 30, 1999 as a result of acquisitions, increased operations and payment in arrears.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in the six months ended June 30, 2000 of $0.5 million which is slightly lower that that recorded in the six months ended June 30, 1999.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $6.9 million in the six months ended June 30, 2000, representing an increase of $4.5 million over the six months ended June 30, 1999. The significant increase reflects the amortization of intangible assets relating to our three acquisitions in December 1999 and April 2000. Additionally, the increase reflects the depreciation expense from network assets obtained through acquisitions and foreign subsidiary network asset purchases.

          Interest Expense, Net. Our net interest expense totaled $1.2 million during the six months ended June 30, 2000, consisting of interest expense of $1.6 million and interest income of $0.4 million. Net interest expense during the six months ended June 30, 2000 decreased $0.2 million over the six months ended June 30, 1999. The June 30, 2000 decrease in net interest expense was primarily attributable to the recording of imputed interest for warrants issued in conjunction with the December 1998 Notes. The average interest rate recorded on our indebtedness outstanding during the six months ended June 30, 2000 was approximately 10.75%, compared to approximately 10% for the six months ended June 30, 1999.

         Provision for Income Taxes. We recorded a provision for income taxes of $0.1 million during the six months ended June 30, 2000, compared to $0.03 million for the six months ended June 30, 1999. Intervan, which operates in Mexico, recognized the majority of this income tax expense.

         Net Loss. We incurred a net loss of $14.6 million for the six months ended June 30, 2000, an increase of $7.7 million compared to the same period in 1999. The principal reasons for the increased loss were:

     o the $4.5 million increase in depreciation and amortization expense as a result of acquisitions and build-out of network.

     o the $4.4 million increase in salary and benefits expense attributable to acquisitions and as a result of growth in operations

     o the $4.1 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions

     o the above increases were offset by a $4.1 million increase in net revenues over variable cost of services. Minority interest in loss of subsidiaries also offset the increase by $0.8 million.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998:

         During the six months ended June 30, 1999, we had only recently completed our development activities and commenced planned principal operations. We were still in the development stage during the six months ended June 30, 1998.

         Revenues. Our revenues for the six months ended June 30, 1999 totaled $4.1 million, compared to $0.05 million for 1998, representing a $4.1 million increase. The following table shows our revenues by operating subsidiary for 1999 and 1998:

    TOTAL REVENUES                       JUNE 30, 1999          JUNE 30, 1998
    (in thousands)
    Inter@net(1)                               $ 590                  $   -
    Chispa (1)                                 3,551                      -
    Parent Company, elim. & others                 4                     45
                                         -----------        -    ----------
         Consolidated total                   $4,145                  $  45
                                         ==========               =========
----------------

     (1) Inter@net and Chispa were both acquired in the third fiscal quarter of 1998.

         The increase in revenues for the six months ended June 30, 1999 was primarily attributable to our ownership interests in Inter@net and Chispa during the six months ended June 30, 1999.

         Variable Cost of Services. Our variable cost of services totaled $1.4 million in the six months ended June 30, 1999, an increase of $1.2 million over the same period in 1998.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $2.4 million for the six months ended June 30, 1999, an increase of $2.2 million from the same period in 1998. We maintained a total of almost 300 employees at June 30, 1999, compared to fewer than 25 employees at June 30, 1998. The increase in headcount reflects normal increases in our employee count as our operations matured and the employees we acquired through our acquisitions during the months of July and August of 1998 of Chispa and Inter@net, which had 241 and 37 employees, respectively, at June 30, 1999.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $3.4 million in the six months ended June 30, 1999, an increase of $1.6 million (or 84%) compared to the same period in 1998. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in 1998 and increased development of our networks. The increase in SG&A reflects:

     o Consulting and legal fees, which totaled $1.1 million for the six months ended June 30, 1999, compared with less than $0.6 million for the same period in 1998 for an increase of $0.5 million.

     o Travel, advertising and promotion costs increased to $0.6 million, compared to less than $0.2 million for the same period in 1998, for an increase of $0.4 million. The increase in travel was due to researching potential business acquisitions in Central America.

     o Other operating expenses, such as contract labor, rents, office expenses, utilities, etc., all increased as result of acquisitions in El Salvador and Venezuela in the third fiscal quarter of 1998.

          Stock Compensation Expense. We incurred non-cash stock compensation expense in the six months ended June 30, 1999 totaling $0.6 million compared to none in the same period of 1998.

         Depreciation  and  Amortization.   Our  depreciation  and  amortization
expense totaled $2.4 million for the six months ended June 30, 1999, representing an increase of $1.6 million compared to the same period in 1998. The significant increase relates primarily to the amortization of intangible assets relating to acquisitions.

         Interest Expense, Net. Our net interest expense totaled $1.4 million in the six months ended June 30, 1999, consisting of interest expense of $1.5 million and interest income of $0.1 million. Net interest income was less than $0.2 million for the same period in 1998. The significant increase in net interest expense relates primarily to the interest from debt issued to complete acquisitions in the third fiscal quarter of 1998.

         Net Loss. We incurred a net loss of $6.9 million in the six months ended June 30, 1999, an increase of $4.0 million over the same period in 1998. The principal reasons for the increased loss were:

     o the $2.2 million increase in salary, wages and benefit expenses due to the growth in our operations and as a result of acquisitions in 1998

     o the $1.6 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions in 1998

     o the $0.6 million increase in stock-based compensation expense to attract key management

     o the $1.6 million increase in our depreciation and amortization expense on intangible assets as a result of acquisitions in 1998

     o the $1.2 million increase in net interest expense as a result of debt related to acquisitions and financing of operational growth.

     o the above increases wereh offset by a $2.9 million increase in net revenues over variable cost of services. Minority interest in loss of subsidiaries also offset the increase by $0.7 million

C.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have generally funded our cash requirements at the parent company level through debt and equity transactions. The proceeds from these transactions were primarily used to fund our investments in, and acquisition of, start-up network operations, to provide working capital, and for general corporate purposes, including the expenses we incurred in seeking and evaluating new business opportunities. Our foreign subsidiary operations have been financed by a combination of equity investments, third party debt and shareholder loans.

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico, Venezuela and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2000 from a combination of the following:

     o unused proceeds from our October 1999 Financing including the $26 million credit facility for use in Venezuela provided by one of the investors in that financing which has not been drawn upon.

     o borrowings under the $175 million vendor financing facility with Alcatel (see Note 4).

     o $27.2 million of proceeds from the exercise of options in July 2000 issued to the six accredited investors in connection with our October 1999 financing transactions.

     o additional private equity transactions relating to the exercise of outstanding options and warrants.

         We anticipate that we will require approximately $46.5 million during 2000 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

         During the six months ended June 30, 2000, our operating activities used $10.5 million, compared with providing $0.5 million during the six months ended June 30, 1999. Our investing activities, consisting of the cash component of the MetroTelecom acquisition in Guatemala and capital expenditures for network equipment used $9.3 million during the six months ended June 30, 2000, compared with $9.3 million for capital expenditures for network equipment and fiber capacity during the six months ended June 30, 1999. Our financing activities in the six months ended June 30, 2000 used $0.5 million to repay amounts owed to third-party bank and pre-paid amounts owed on the IAN acquisition debt compared to $6.1 million that was provided from proceeds from related party note and borrowing activity (net of payments) during the quarter ended June 30, 1999.

         As of June 30, 2000, we had current assets of $16.7 million, compared to $31.0 million as of December 31, 1999, for a decrease of $14.3 million. The decrease in current assets was due to decreases in cash relating to the MetroTelecom acquisition in April 2000, capital expenditures for network equipment and disbursements for consolidated operational expenses. In July 2000, we received $27.2 million of proceeds from the exercise of options issued to the six accredited investors from the October 1999 financing transactions.

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

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Effective July 5, 2000, we settled our arbitration proceeding against Donald Williams. Under the terms of the settlement, we canceled 328,510 common shares and 71,853 Series B preferred shares formally owned by Mr. Williams and affiliates. See our report on Form 8-K filed on July 7, 2000 for a more detailed description.

         Also see the section entitled "Legal Proceedings" in our report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.       CHANGES IN SECURITIES

         In April 2000, we issued 121,212 shares of our common stock to one investor in connection with the closing of the Metrotelecom Acquisition. In July 2000, we issued a total of 3,624,897 shares of our Series C Convertible Preferred Stock to five investors for approximately $27.2 million upon their exercise of certain options we granted them in October 1999 in connection with a $109 million equity and debt financing round.

         In each case, we believe (and received representations and warranties to the effect) that (i) the investor was an "accredited investor", as that term is defined under the Securties Act of 1933, as amended (the "Act"), (ii) acquired the securites for investment purposes, and without a view to resale or distribution in violation of the federal securities laws, (ii) understood that the securities were subject to severe restrictions on resale or further disposition, and that any such disposition would be subject to the dispostion qualifying for an exemption from registration or the securities being registered under the Act, and (iv) understood that the certificates representing the securities would bear restrictive legends typically placed on unregistered securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

         In May 2000, we received the written consent from the holders of approximately 84.3% or the voting power of our outstanding capital stock to the transfer by our parent corporation, Convergence Communications, Inc., of substantially all of its assets to a newly formed, wholly-owned subsidiary, Latin American Broadband, Inc. The transferred assets consisted primarily of Convergence Communications, Inc.'s stock interests in its various subsidiaries. The transfer was effected at the request of Alcatel and in connection with the closing of our vendor financing package with Alcatel. On May 21, 2000, we filed an Information Statement on Schedule 14C with the Commission which described the transaction, the reasons for it, the number of shares consenting to the transaction, the percentage of the voting power of our securites represented by those shares, and that the number of shares consenting to the transaction was sufficient to authorize the transaction at any duly called and convened meeting of our shareholders. On June 21, 2000, we effected the transactions and closed the Alcatel vendor financing transaction.

ITEM 5.       OTHER INFORMATION

                                      None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     A.   EXHIBITS.

                                      None.

     B.   REPORTS ON FORM 8-K

         We filed two reports on Form 8-K for transactions occurring during the quarter ended June 30, 2000.

     1. On July 7, 2000, we filed a report on Form 8-K describing the execution of documents with Alcatel relating to a $175 million financing facility.

     2. On May 1, 2000, we filed a report on Form 8-K describing the MetroTelecom Acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONVERGENCE COMMUNICATIONS, INC.


Date:  August 14, 2000                   BY       /s/ JERRY SLOVINSKI
                                                  -------------------
                                                  Jerry Slovinski
                                                  Chief Financial Officer