Form 10QSB
period 2000-09-30
CONVERGENCE COMMUNICATIONS INC
filed 2000-11-14
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION.

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X} QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

{X} TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ____.

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

As of November 10, 2000, 11,795,857 shares of registrant's Common Stock, par value $.001 per share, 29,521 shares of the registrant's Series B Preferred Stock, par value $.001 per share, and 13,620,472 shares of the registrant's Series C Preferred Stock, par value $.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1999, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

----------------------------------------------------------------------------------------------------------------

                                                                                  September 30,       December 31,
                                                                                      2000               1999
                                                                                 ---------------    ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 23,647,633       $ 26,303,296
    Accounts receivable - net                                                          5,332,149          3,180,748
    Inventory - net                                                                      918,394            262,177
    Other current assets                                                               4,149,931          1,225,490
                                                                                 ---------------    ---------------
                 Total current assets                                                 34,048,107         30,971,711

PROPERTY AND EQUIPMENT - net                                                          43,396,097         28,446,776

INTANGIBLE ASSETS - net                                                               44,393,828         36,660,025

OTHER ASSETS                                                                           6,305,880          1,126,011
                                                                                 ---------------    ---------------
TOTAL ASSETS                                                                       $ 128,143,912       $ 97,204,523
                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - current portion                                                 $ 16,267,563       $ 11,313,343
    Accounts payable and accrued liabilities                                          16,834,621          6,851,249
                                                                                 ---------------    ---------------
                 Total current liabilities                                            33,102,184         18,164,592
LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                                 21,722,196         11,389,937
    Long-term debt (payable to related parties)                                        2,677,434          2,595,634
    Other long-term liabilities                                                          282,494            185,686
                                                                                 ---------------    ---------------
                 Total long-term liabilities                                          24,682,124         14,171,257

MINORITY INTEREST IN SUBSIDIARIES                                                      3,040,298          5,493,394
                                                                                 ---------------    ---------------
                 Total liabilities                                                    60,824,606         37,829,243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
     29,521 and  101,374 shares outstanding in 2000 and 1999, respectively.                   29                101
  Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
     13,620,472 and 9,728,909 shares outstanding in 2000 and 1999, respectively.          13,620              9,729
  Common stock; $0.001 par value; 100,000,000 shares authorized:
     11,389,191 and 11,585,489 shares outstanding in 2000 and 1999, respectively          11,389             11,585
  Additional paid-in capital                                                         126,286,884         95,147,893
  Accumulated deficit                                                                (58,785,595)       (35,764,016)
  Accumulated other comprehensive loss                                                  (207,021)           (30,012)
                                                                                 ---------------    ---------------
                 Total stockholders' equity                                           67,319,306         59,375,280
                                                                                 ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 128,143,912       $ 97,204,523
                                                                                 ===============    ===============

See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------------

                                                                         Nine Months         Nine Months
                                                                            Ended               Ended
                                                                        September 30         September 30
                                                                            2000                 1999
                                                                      ------------------   -----------------

NET REVENUES FROM SERVICES                                                 $ 24,978,043         $ 6,455,538
                                                                      ------------------   -----------------
COSTS AND EXPENSES:
     Variable cost of services                                               14,580,464           2,371,382
     Salaries, wages and benefits                                            11,620,175           3,697,487
     Selling, general and administrative                                     10,715,344           5,004,380
     Depreciation and amortization                                           10,690,622           3,661,625
     Stock option compensation expense                                          573,508           1,015,101
                                                                      ------------------   -----------------
                   Total costs and expenses                                  48,180,113          15,749,975
                                                                      ------------------   -----------------
OPERATING LOSS                                                              (23,202,070)         (9,294,437)

OTHER INCOME AND (EXPENSES):
     Interest income                                                            791,190              82,458
     Interest expense                                                        (2,662,918)         (3,009,082)
     Net gain (loss) on foreign exchange                                         97,130             (20,186)
                                                                      ------------------   -----------------
                   Total other expense                                       (1,774,598)         (2,946,810)
                                                                      ------------------   -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (24,976,668)        (12,241,247)

PROVISION FOR INCOME TAXES                                                     (146,007)           (134,774)
                                                                      ------------------   -----------------
LOSS BEFORE MINORITY INTEREST                                               (25,122,675)        (12,376,021)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                     2,453,096           1,257,337
                                                                      ------------------   -----------------
NET LOSS                                                                    (22,669,579)        (11,118,684)

NON-CASH REMEASUREMENT OF OPTIONS (see Note 5)                                 (352,000)                  -
                                                                      ------------------   -----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $ (23,021,579)      $ (11,118,684)
                                                                      ==================   =================
Net loss per basic and diluted common share                                     $ (1.03)            $ (0.92)
                                                                      ==================   =================
Weighted-average number of common shares:

     Basic and diluted                                                       22,355,824          12,022,728
                                                                      ==================   =================


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------------

                                                                         Three Months         Three Months
                                                                            Ended               Ended
                                                                         September 30         September 30
                                                                             2000                 1999
                                                                      ------------------   -----------------

NET REVENUES FROM SERVICES                                                  $ 9,126,110         $ 2,310,963
                                                                      ------------------   -----------------
COSTS AND EXPENSES:
     Variable cost of services                                                5,582,604             931,577
     Salaries, wages and benefits                                             4,826,527           1,343,793
     Selling, general and administrative                                      3,190,291           1,586,697
     Depreciation and amortization                                            3,804,771           1,240,640
     Stock option compensation expense                                           63,141             381,092
                                                                      ------------------   -----------------
                   Total costs and expenses                                  17,467,334           5,483,799
                                                                      ------------------   -----------------
OPERATING LOSS                                                               (8,341,224)         (3,172,836)

OTHER INCOME AND (EXPENSES):
     Interest income                                                            366,162               3,329
     Interest expense                                                        (1,001,221)         (1,488,246)
     Net gain (loss) on foreign exchange and other                                7,410                   -
                                                                      ------------------   -----------------
                   Total other expense                                         (627,649)         (1,484,918)
                                                                      ------------------   -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                               (8,968,873)         (4,657,754)

PROVISION FOR INCOME TAXES                                                      (51,860)           (100,000)
                                                                      ------------------   -----------------
LOSS BEFORE MINORITY INTEREST                                                (9,020,733)         (4,757,755)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                       925,641             503,381
                                                                      ------------------   -----------------
NET LOSS                                                                     (8,095,092)         (4,254,374)

NON-CASH REMEASUREMENT OF OPTIONS (see Note 5)                                 (352,000)                  -
                                                                      ------------------   -----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                               $ (8,447,092)       $ (4,254,374)
                                                                      ==================   =================
Net loss per basic and diluted common share                                     $ (0.35)            $ (0.35)
                                                                      ==================   =================
Weighted-average number of common shares:

     Basic and diluted                                                       24,087,956          12,022,728
                                                                      ==================   =================


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Preferred Stock
                                                            -----------------------------------------------
                                                                     Series "B"            Series "C"             Common Stock
                                                              --------------------------------------------- -----------------------
                                                  Total          Shares     Amount      Shares       Amount     Shares      Amount
                                               -----------     ---------  ---------   ----------   --------- ----------- ----------
BALANCE, DECEMBER 31, 1999                      59,375,280       101,374        101    9,728,909       9,729  11,585,489     11,585
Comprehensive loss:
  Net loss for nine months ended Sept 30, 2000 (22,669,579)
  Other comprehensive loss consisting of
    foreign currency translation adjustment       (177,009)
                                               -----------     ---------  ---------   ----------   --------- ----------- ----------
      Total comprehensive loss                 (22,846,588)             -          -            -           -           -         -

Acquisition of Metrotelecom stock for
    CCI common shares                            1,000,000                                                       121,212        121
Acquisition of treasury stock                            -       (71,853)     $ (72)                            (328,510)      (329)
Non-cash remeasurement of options                        -
Exercise of shareholder stock options           29,186,722                             3,891,563     $ 3,891
Exercise of employee stock options                     241                                                        11,000         11
Issuance of options for common shares
    below fair value                               603,651
                                               -----------     ---------  ---------   ----------   --------- ----------- ----------
BALANCE, SEPTEMBER 30, 2000                   $ 67,319,306        29,521       $ 29   13,620,472    $ 13,620  11,389,191   $ 11,389
                                               ===========     =========  =========   ==========   ========= =========== ==========


See notes to consolidated financial statements.

                                  (Continued)


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
BALANCE, DECEMBER 31, 1999 (Continued)

                                                                                 Accumulated
                                                    Additional                   Other Compre-
                                                     Paid-in       Accumulated   hensive Income
                                                     Capital        Deficit        (Loss)
                                                 -------------   ------------   --------------



BALANCE, DECEMBER 31, 1999                          95,147,893    (35,764,016)        (30,012)
Comprehensive loss:
    Net loss for nine months ended Sept 30, 2000                  (22,669,579)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                      $ (177,009)
                                                 -------------   ------------   --------------
      Total comprehensive loss                              -     (22,669,579)       (207,021)

Acquisition of Metrotelecom stock for
    CCI common shares                                  999,879
Acquisition of treasury stock                              400
Non-cash remeasurement of options                      352,000       (352,000)
Exercise of shareholder stock options               29,182,831
Exercise of employee stock options                         230
Issuance of options for common shares
    below fair value                                   603,651
                                                 -------------   ------------   --------------
BALANCE, SEPTEMBER 30, 2000                      $ 126,286,884   $(58,785,595)     $ (207,021)
                                                 =============   ============   ==============

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

------------------------------------------------------------------------------------------------

                                                                  Nine Months      Nine Months
                                                                     Ended            Ended
                                                                   September 30   September 30
                                                                     2000             1999
                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(22,669,579)    $(11,118,684)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                             10,690,622        3,661,625
          Provision for bad debts                                      795,088          238,289
          Minority interest in loss of subsidiaries                 (2,453,096)      (1,057,337)
          Issuance of options for common shares below fair value       603,651        1,015,101
          Amortization of discount on notes payable                  1,661,862          588,525
          Issuance of warrants below fair value                              -          154,520
          Change in assets and liabilities, net of effects
            of acquisitions:
            Accounts receivable                                     (2,295,839)        (430,957)
            Due from affiliates                                              -        5,000,000
            Inventory                                                 (656,217)        (176,419)
            Other current assets                                    (2,877,908)        (102,104)
            Other assets                                            (4,934,028)        (643,278)
            Accounts payable and accrued liabilities                 6,445,939        2,678,949
            Due to affiliates                                         (122,356)        (240,874)
            Other long-term liabilities                                 96,807           89,195
                                                                 --------------   --------------
                 Net cash used in operating activities             (15,715,054)        (343,449)
                                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in Metrotelecom acquisition, net                      (3,417,851)               -
    Purchases of property and equipment                            (18,120,577)     (10,940,574)
                                                                 --------------   --------------
                 Net cash used in investing activities             (21,538,428)     (10,940,574)
                                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of employee stock options                   241                -
    Increase in minority interest from issuance of subsidiary
    common stock                                                             -          200,000
    Net proceeds from issuance of Series "C" Preferred Stock        29,186,722                -
    Proceeds from related party note                                         -       11,935,422
    Payments on related party borrowings and outstanding debt         (539,893)      (8,569,771)
    Proceeds from promissory notes                                   6,418,025        4,335,000
    Payments on promissory notes                                      (454,167)        (383,334)
                                                                 --------------   --------------
                 Net cash provided by financing activities          34,610,928        7,517,317
                                                                 --------------   --------------

EFFECT OF EXCHANGE RATES ON CASH                                       (13,109)          (5,065)
                                                                 --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,655,663)      (3,771,771)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    26,303,296        4,315,281
                                                                 --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 23,647,633        $ 543,510
                                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                         $ 347,963        $ 276,236
                                                                 ==============   ==============
    Cash paid during the period for income taxes
      (including prepaid)                                            $ 183,522         $ 86,133
                                                                 ==============   ==============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

(Unaudited)

1.       Basis of Presentation
         ---------------------

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

         From our inception, we have focused on providing telecommunications services using high-speed transmission networks within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

         Our consolidated financial statements include the accounts of our all wholly- and majority-owned subsidiaries, as well as Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A. We own 32.6% of the capital stock of Chispa, but we have operating control and hold 50% of the Board of Directors seats of Chispa. We have eliminated all significant intercompany accounts and transactions in consolidation. All capitalized terms not defined in this report have the meanings given them in our annual report on Form 10-KSB for the year ended December 31, 1999.

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

4.       Operating Segment Information
         -----------------------------

         We make key financial decisions based on certain operating results of our subsidiaries and revenue types. Our operating segment information is as follows for the nine months ended September 30, 2000 and 1999:


         NET REVENUES FROM SERVICES BY SUBSIDIARY:

         DIAL UP INTERNET ACCESS                        September 30,         September 30,
                                                            2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $            342,450   $                 -
         GBnet (in Central America)                             327,723                     -
         Inter@net (in Venezuela)                               747,126
         Chispa Dos (in El Salvador)                             40,843               825,206
         MetroTelecom (in Guatemala)                            669,832
         Parent Company, elim. and others                         4,665                59,256

                                                                                    -
                                                      ------------------     -----------------
              Consolidated total                   $          2,132,639   $           884,462
                                                      ==================     =================

         HIGH SPEED DATA                                September 30,         September 30,
         INTERNET ACCESS                                    2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $          8,297,782   $                 -
         GBnet (in Central America)                           2,507,667                     -
         Inter@net (in Venezuela)                                79,911                13,701
         Chispa Dos (in El Salvador)                            667,780                16,541
         MetroTelecom (in Guatemala)                            468,819                     -
         Parent Company, elim. and others                         8,885                     -
                                                      ------------------     -----------------
              Consolidated total                   $         12,030,844   $            30,242
                                                      ==================     =================

         CABLE TELEVISION                               September 30,         September 30,
                                                            2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $                  -   $                 -
         GBnet (in Central America)                                   -                     -
         Inter@net (in Venezuela)                                     -                     -
         Chispa Dos (in El Salvador)                          4,768,958             4,845,420
         MetroTelecom (in Guatemala)                            643,654                     -
         Parent Company, elim. and others                             -                     -
                                                      ------------------     -----------------
              Consolidated total                   $          5,412,612   $         4,845,420
                                                      ==================     =================

         OTHER (primarily equipment rents,              September 30,         September 30,
         installation & advertising)                        2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $          3,226,440   $                 -
         Gbnet (in Central America)                             394,508                     -
         Inter@net (in Venezuela)                                49,941                24,975
         Chispa Dos (in El Salvador)                            840,670               666,974
         MetroTelecom (in Guatemala)                            698,473
         Parent Company, elim. And others                       191,916                 3,465
                                                      ------------------     -----------------
              Consolidated total                   $          5,401,948   $           695,414
                                                      ==================     =================

         TOTAL REVENUES                                 September 30,         September 30,
                                                            2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $         11,866,672   $                 -
         GBnet (in Central America)                           3,229,898                     -
         Inter@net (in Venezuela)                               876,978               863,882
         Chispa Dos (in El Salvador)                          6,318,251             5,588,191
         MetroTelecom (in Guatemala)                          2,480,778                     -
         Parent Company, elim. And others                       205,466                 3,465
                                                      ------------------     -----------------
              Consolidated total                   $         24,978,043   $         6,455,538
                                                      ==================     =================

         OPERATING (LOSS)                               September 30,         September 30,
                                                            2000                   1999
                                                      ------------------     -----------------
         Intervan (in Mexico)                      $         (6,209,952)   $                 -
         GBnet (in Central America)                          (2,518,343)                     -
         Inter@net (in Venezuela)                            (1,520,542)             (632,127)
         Chispa Dos (in El Salvador)                         (2,590,777)           (1,024,905)
         MetroTelecom (in Guatemala)                         (1,244,334)                     -
         Parent Company, elim. and other                     (9,118,122)           (7,637,405)
                                                      ------------------     -----------------
              Consolidated total                   $       (23,202,070)   $       (9,294,437)
                                                      ==================     =================


5.       Series C Option Exercise
         ------------------------

         We received approximately $29.2 million in July and September, 2000 from the exercise of options that we granted in October 1999 to a group of shareholders who invested $109.5 million in us, in the form of equity and debt, in October 1999 (see the section entitled "Subsequent Financings and Other Transactions" in our report on Form 10-KSB for the year ended December 31, 1999 for a more detailed description) and issued 3,891,563 shares of our Series C preferred stock in exchange for the $29.2 million.

         In conjunction with this equity transaction, the original July exercise date was extended to September for a portion of those options. The modification of the original option term requires us to remeasure the fair value of the options. Accordingly, we recognized $352,000 of non-cash remeasurement as a reduction in our net loss attributable to common shareholders for the quarter ended September 30, 2000.

6.       Recently Issued Accounting Standards
         ------------------------------------

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

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year beginning January 1, 2001. We do not believe that SFAS No. 133 will have a material impact on our financial statements.

7.       Subsequent Event
         ----------------

         Minority Interest Purchases - In October 2000, we purchased minority interests from three parties. The minority interests we purchased were for 5% of our Mexican operating subsidiary, 5% of our Venezuelan operating subsidiary and 10% of our Panamanian operating subsidiary. We acquired the stock from the minority parties in exchange for a $175,000 cash payment and the issuance of an aggregate of 406,666 shares of our common stock.

         Intervan Restructuring - In October 2000, we restructured our Mexican operating subsidiaries in connection with our application for certain Mexican telecommunications licenses ("Intervan Restructuring"). Under those types of licenses, the voting control of the licensee must be held by Mexican citizens or entities. Mexican law provides, however, that licenses may be organized with both voting and non-voting shares. Therefore, under the terms of the restructuring we sold 51% of the voting control (representing approximately 10% of the corporation's stock on an economic interest basis) of our Mexican operating subsidiary to one of our executives who is a Mexican citizen. We retained the remaining 49% voting control (and approximately 90% of the economic interest) in the corporation, along with the right to veto certain types of fundamental corporate business transactions. The executive's purchase of the 51% voting control interest was financed through a loan from us which bears interest on a deferred basis at a rate of 12% per annum and which is due in one payment in 2010. We are currently evaluating the accounting for this transaction, which may include our accounting for this transaction under the equity method.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to our financial condition and results of operations for the nine months ended September 30, 2000 and 1999. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in this report.

         OVERVIEW

         We are a provider of telecommunications services to business and residential customers over Metropolitan Area Networks ("MANs") in Latin America. From our inception, we have focused on providing telecommunications services in emerging markets, primarily in Latin America, using a high speed transmission network within and across national borders. We intend to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.

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

H.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999:

         Revenues. Our revenues for the nine months ended September 30, 2000 totaled $24.97 million, compared to $6.45 million for the same period in 1999, an increase in revenues of $18.52 million (or 287%). The following table shows our revenues by operating subsidiary for the first three quarters of 2000 and 1999:

    TOTAL REVENUES                    SEPTEMBER 30,              SEPTEMBER 30,
    (in thousands)                        2000                       1999
                                   -------------------       -------------------
    Intervan (1)                       $  11,867                          -
    GBNet (1)                              3,229                          -
    Inter@net                                877                     $  864
    Chispa                                 6,318                      5,588
    MetroTelecom (2)                       2,480                          -
    Parent Company, elim. & others           205                          3
                                      -----------                   ----------
         Consolidated total             $ 24,978                    $ 6,455
                                      ============                  ==========
-----------------

(1)      Intervan and GBNet subsidiaries were acquired in December 1999.
(2)      MetroTelecom subsidiary was acquired in April 2000.
(3)

The 287% increase in revenues was primarily attributable to our acquisition and ownership of the Intervan, GBNet and MetroTelecom entities during the nine months ended September 30, 2000. Our customer base has increased to almost 50,000 subscribers as of September 30, 2000, compared to approximately 30,000 customers as of September 30, 1999, indicating a subscriber base increase of 67%.

         Variable Cost of Services. Variable cost of services consists primarily of bandwidth, interconnect and cable programming charges. The cost of these services totaled $14.58 million for the nine months ended September 30, 2000, an increase of $12.2 million over September 1999. Of total variable cost of services for the nine months ended September 30, 2000, $8.8 million related to our Intervan operations in Mexico, $2.1 million related to our GBNet operations in Central America, $0.5 million related to our Inter@net operations in Venezuela, $2.1 million related to our Chispa operations in El Salvador and $0.9 million related to our MetroTelecom operations in Guatemala. The significant increase in variable cost of services reflects growth in our revenues, including completing significant acquisitions in December 1999 and April 2000.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $11.6 million for the nine months ended September 30, 2000, an increase of $7.9 million over the nine months ended September 30, 1999. We had a total of over 750 employees at September 30, 2000, compared to 311 employees at September 30, 1999. The increase in headcount reflects both the normal increases associated with our maturing operations and the employees we acquired during the month of December 1999 with our purchases of Intervan and GBnet, which had approximately 190 and 52 employees, respectively. The increase also reflects the employees we hired in April 2000 with our purchase of MetroTelecom, which had approximately 175 employees at September 30, 2000.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $10.7 million during the nine months ended September 30, 2000, an increase of $5.7 million compared to the nine months ended September 30, 1999. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in December 1999 and April 2000, as well as the increased development of our networks. The increase in SG&A reflects:

     o Consulting and legal fees, which totaled $2.9 million for the nine months ended September 30, 2000, compared with $1.6 million for the nine months ended September 30, 1999.

     o Travel, advertising and promotion costs increased $1.9 million to a total of $2.9 million for the nine months ended September 30, 2000, compared to only $1.0 million for the nine months ended September 30, 1999. This increase in expenses is the result of the rapid development of our operations into Central America, Mexico and Venezuela.

     o Other operating expenses such as contract labor, rents, office expenses, utilities, etc., increased approximately $1.9 million as a result of acquisitions and increased operations.

     o On a consolidated basis, we recorded a provision for doubtful accounts of $0.8 million for the nine months ended September 30, 2000, compared to $0.2 million for the nine months ended September 30, 1999 as a result of acquisitions, increased operations and payments in arrears.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in the nine months ended September 30, 2000 of $0.6 million, $0.4 million less than that recorded in the nine months ended September 30, 1999.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $10.7 million in the nine months ended September 30, 2000, representing an increase of $7.0 million over the nine months ended September 30, 1999. The increase reflects the amortization of intangible assets relating to our three acquisitions in December 1999 and April 2000. Additionally, the increase reflects the depreciation expense from network assets obtained through acquisitions and foreign subsidiary network asset purchases.

         Interest Income & Interest Expense. Our interest income increased $0.7 million for the nine months ended September 30, 2000, compared to less than $0.1 million for the nine months ended September 30, 1999. Interest expense decreased $0.3 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, interest expense activity was greater because it included imputed interest for warrants issued in conjunction with the December 1998 Notes and the interest expense pertaining to the 1999 FondElec loan. The average interest rate recorded on our indebtedness outstanding during the nine months ended September 30, 2000 was approximately 10.75%, compared to approximately 10.0% for the nine months ended September 30, 1999.

         Provision for Income Taxes. We recorded a provision for income taxes of $0.14 million during the nine months ended September 30, 2000, compared to $0.13 million for the nine months ended September 30, 1999. Intervan, which operates in Mexico, recognized the majority of this income tax expense.

         Net Loss. We incurred a net loss of $23.0 million for the nine months ended September 30, 2000, an increase of $11.9 million compared to the same period in 1999. The principal reasons for the increased loss were:

     o a $7.9 million increase in salary and benefits expense attributable to acquisitions and as a result of growth in our operations.

     o a $7.0 million increase in depreciation and amortization expense as a result of acquisitions and the build-out of our networks.

     o a $5.7 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions.

     o the above increases were offset by a $6.3 million increase in net revenues over variable cost of services and a decrease in net interest expense of $1.1 million. Minority interest in loss of subsidiaries also offset the increase by $1.2 million.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

         During the nine months ended September 30, 1999, we had recently completed our development activities and commenced planned principal operations. We were still in the development stage during the nine months ended September 30, 1998.

         Revenues. Our revenues for the nine months ended September 30, 1999 totaled $6.45 million, compared to $1.25 million for 1998, an increase in revenues of $5.2 million (or 416%). The following table shows our revenues by operating subsidiary for the first nine months of 1999 and 1998:

         TOTAL REVENUES                    SEPTEMBER 30,          SEPTEMBER 30,
         (in thousands)                         1999                  1998
                                         ---------------------- ----------------
         Inter@net(1)                           $  864                $ 147
         Chispa (1)                              5,588                1,051
         Parent Company, elim. & others              3                   51
                                              ---------              --------
              Consolidated total               $ 6,455               $1,249
                                              =========              ========
----------------

(1) Inter@net and Chispa were both acquired in the third fiscal quarter of 1998. -

The increase in revenues for the nine months ended September 30, 1999 was primarily attributable to having our ownership interests in Inter@net and Chispa during the full nine months ended September 30, 1999.

         Variable Cost of Services. Our variable cost of services totaled $2.3 million in the nine months ended September 30, 1999, an increase of $1.3 million over the same period in 1998. The increase is due to our ownership interests in Inter@net and Chispa during the full nine months ended September 30, 1999.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $3.7 million for the nine months ended September 30, 1999, an increase of $2.9 million from the same period in 1998. We maintained 311 employees at September 30, 1999, compared to 199 employees at September 30, 1998. The increase in headcount reflects increases in our employee count as our foreign operations were developed.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.0 million in the nine months ended September 30, 1999, an increase of $1.7 million (or 53%) compared to the same period in 1998. The increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in the third quarter of 1998 and increased development of our networks. The increase in SG&A reflects:

     o Consulting and legal fees, which totaled $1.6 million for the nine months ended September 30, 1999, compared with $1.3 million for the same period in 1998 for an increase of $0.3 million.

     o Travel, advertising and promotion costs increased to about $1.0 million compared to less than $0.5 million for the same period in 1998 for an increase of $0.5 million. The increase in travel was due to researching potential business offerings in Central America.

     o Certain operating expenses such as contract labor, rents, office expenses, utilities, etc., increased approximately $0.9 million as a result of our acquisitions in El Salvador and Venezuela in the third fiscal quarter of 1998.

         Stock Compensation Expense. We incurred non-cash stock compensation expense in the nine months ended September 30, 1999 totaling $1.0 million. We had no non-cash stock compensation expense in the same period of 1998.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $3.7 million for the nine months ended September 30, 1999, representing an increase of $2.0 million compared to the same period in 1998. The increase relates primarily to the amortization of intangible assets relating to acquisitions.

         Interest Income & Interest Expense. Our interest income decreased $0.2 million for the nine months ended September 30, 1999, compared to interest income of $0.3 million for the nine months ended September 30, 1998. Interest expense increased $2.7 million for the nine months ended September 30, 1999. The nine months ended September 30, 1999 interest expense activity was greater because it included imputed interest for warrants issued in conjunction with the December 1998 Notes and the interest expense pertaining to the 1999 FondElec loan. The significant increase in interest expense also resulted from the interest on debt issued to complete acquisitions in the third fiscal quarter of 1998.

         Net Loss. We incurred a net loss of $11.1 million in the nine months ended September 30, 1999, an increase of $5.8 million over the same period in 1998. The principal reasons for the increased loss were:

     o the $2.9 million increase in salary, wages and benefit expenses due to the growth in our operations and as a result of acquisitions in 1998

     o the $1.7 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions in 1998

     o the $1.0 million increase in stock-based compensation expense to attract key management

     o the $2.0 million increase in our depreciation and amortization expense on intangible assets as a result of acquisitions in 1998

     o the $2.8 million increase in net interest expense as a result of debt related to acquisitions and financing of operational growth.

     o the above increases were offset by a $3.9 million increase in net revenues over variable cost of services. Minority interest in loss of subsidiaries also offset the increase by $1.0 million

Liquidity and Capital Resources

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

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico, Venezuela and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during the remainder of year 2000 from a combination of the following:

     o unused proceeds from the July and September 2000 exercise of options issued to the investors in connection with our October 1999 financing transactions.

     o borrowings under the definitive vendor financing agreement with Alcatel

         We anticipate that we will require up to $14 million during the remaining three months of fiscal 2000 for capital expenditures related to the continued expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

         During the nine months ended September 30, 2000, our operating activities used $15.7 million, compared with using $0.3 million during the nine months ended September 30, 1999. Our investing activities consisted of the $3.4 million net cash component pertaining to the MetroTelecom acquisition in Guatemala and $18.1 million capital expenditures for network construction. Both of these activities combined for a total of $21.5 million used for investing activities during the nine months ended September 30, 2000. This $21.5 million activity compared to the $10.9 million used for capital expenditures for network equipment and Mexico fiber-optic network capacity during the nine months ended September 30, 1999.

         Our financing activities in the nine months ended September 30, 2000 provided $34.6 million which consisted primarily from the $29.2 million in net proceeds due to the issuance of 3,891,563 shares of Series C Preferred Stock to our shareholders, $6.4 million of network equipment purchases and debt issue cost were financed with Alcatel offset by repayments of amounts owed to a third-party bank and amounts owed to repay the Inter@net acquisition debt. This $34.6 million activity compared to the $7.5 million that was provided from proceeds from related party notes and borrowing activity (net of payments) during the quarter ended September 30, 1999.

         As of September 30, 2000, we had current assets of $34.0 million, compared to $31.0 million as of December 31, 1999, for a small increase of $3.0 million. As of September 30, 2000, we had current liabilities of $33.1 million, including the current portion of acquisition debt of $16.3 million. The significant increase in current liabilities is due to the significant growth in our foreign operations combined with the due dates of certain acquisition debt now falling within the current repayment period.

         The cash flow generated by our foreign operations will not be sufficient to cover our planned significant operational growth in the coming fiscal year. Our ability to provide the services contemplated by our business plan will be dependent on our efforts to obtain substantial additional sources of funds to finance our business plan.

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

D.       SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------------

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

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         See the section entitled "Legal Proceedings" in our report on Form 10-QSB for the quarter ended June 30, 2000 and our report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.       CHANGES IN SECURITIES

         In July and September 2000, we issued a total of 3,891,563 shares of our Series C Convertible Preferred Stock to five investors for approximately $29.2 million upon their exercise of certain options we granted them in October 1999 in connection with a $109 million equity and debt financing round. In October 2000, we issued a total of 406,666 shares of our common stock to three parties in exchange for their respective minority ownership rights in certain operating subsidiaries.

         In each case, we believe (and received representations and warranties to the effect) that (i) the investor was an "accredited investor", as that term is defined under the Securities Act of 1933, as amended (the "Act"), (ii) acquired the securities for investment purposes, and without a view to resale or distribution in violation of the federal securities laws, (ii) understood that the securities were subject to severe restrictions on resale or further disposition, and that any such disposition would be subject to the disposition qualifying for an exemption from registration or the securities being registered under the Act, and (iv) understood that the certificates representing the securities would bear restrictive legends typically placed on unregistered securities.

         In July 2000, we canceled 328,510 common shares and 71,853 Series B preferred shares under the terms of the settlement. See our report on Form 8-K filed on July 7, 2000 for a more detailed description.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS

         In October 2000, we received the written consent from the holders of approximately 88.7% of the voting power of our outstanding capital stock for an amendment to our articles of incorporation increasing the total authorized share of stock of the Corporation from 115,000,000 to 125,000,000 with the 10,000,000 share increase designated to preferred stock. On October 16, 2000, we filed an Information Statement on Schedule 14C with the Commission which described the transaction, the reasons for it, the number of shares consenting to the transaction, the percentage of the voting power of our securities represented by those shares, and that the number of shares consenting to the transaction was sufficient to authorize the transaction at any duly called and convened meeting of our shareholders.

ITEM 5.       OTHER INFORMATION

                                      None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          A.       EXHIBITS.
                                      None.

         B.       REPORTS ON FORM 8-K

                                      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONVERGENCE COMMUNICATIONS, INC.


Date:  November 14, 2000                    BY   /s/ JERRY SLOVINSKI
                                                 -------------------
                                                 Jerry Slovinski
                                                 Chief Financial Officer