Form 10KSB
period 2000-12-31
CONVERGENCE COMMUNICATIONS INC
filed 2001-04-17
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)
  [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the registrant's net revenue for its most recent fiscal year: $35,027,458.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, was $17,435,203.

As of March 28, 2001, 11,921,094 shares of registrant's common stock, par value $.001 per share, 13,620,472 shares of the registrant's series C convertible preferred stock, par value $.001 per share, and 2,643,636 shares of the registrant's series D convertible preferred stock, par value $.001 per share, were outstanding.

                        CONVERGENCE COMMUNICATIONS, INC.
                                 March 28, 2001
                                   Form 10-KSB

PART 1.

                           OUR BUSINESS AND PROPERTIES

Overview of Our Operations

We are a rapidly growing, facilities-based provider of managed corporate data network services, high-speed Internet access, e-commerce-enabling services and other value-added communications services in Mexico, Venezuela and Central America. We own and operate state-of-the-art broadband metropolitan area networks which currently allow us to provide service in nine countries and we are constructing a pan-regional IP-based network. We primarily focus on offering our tailor-made data networking and Internet solutions to business customers. We have 8,087 data customers and 34,537 pay television customers (although, as described below, we have decided to sell our pay television assets. See "Our Central America Network and Operations").

We have a strategic network footprint linking high growth telecommunications markets in the `Northern Corridor' of Latin America. We are the leading competitive corporate data solutions provider in Mexico with 709 medium, large and multinational customers served through points of presence in 22 cities. We are also a market leader in Central America, where we are the leading alternative data provider to own and operate a broadband network in seven Central American countries. In addition to providing data and other Internet based services to business customers in Central America, we provide cable television services to 34,537 residential customers. We also recently initiated the deployment of our broadband network in Venezuela, where we have a partnership with the largest electric utility in Venezuela. That partnership provides us with metropolitan rights of way, customer relationships and brand equity affiliation. We generated $35,027,458 in 2000 and $9,099,054 in revenues in 1999.

We deploy IP-based metropolitan area and inter-country networks that are designed around our targeted customer segments and transmit data, carrier-class voice and video services simultaneously over the same network. Our networks are generally based on an IP, gigabit Ethernet architecture that incorporates a variety of state-of-the-art delivery platforms, including fiber-optic, fixed wireless technologies and two-way coaxial cable to deliver broadband connectivity to our customers at high, committed information rates. We believe this "technology neutral architecture permits the most cost and time efficient deployment of customer solutions. We ultimately plan to provide data, Internet, voice and video services over the same IP-based gigabit Ethernet network architecture in all of our markets.

We were formed in 1995 as "Wireless Cable & Communications, Inc." to take advantage of opportunities created by the deregulation of the Latin American telecommunications markets. We have grown organically and through acquisitions since then. In August 1998, we changed our name to "Convergence Communications, Inc." We currently conduct operations in nine countries through a group of approximately 40 direct and indirect subsidiaries. Our parent corporation's assets primarily consist of its ownership interests, either directly or indirectly, in those subsidiaries. When we discuss our operations in this report, you should assume we are describing our own and our controlled subsidiaries' operations. We have structured our corporate ownership interests in those entities to provide our parent corporation with the ability to consolidate their operations in its financial statements under United States generally accepted accounting principles.

Our principal executive offices are located at 102 West 500 South, Suite 320, Salt Lake City, Utah 84101, and our telephone number there is (801) 328-5618. Our principal operating offices are located at 1300 Sawgrass Corporate Parkway, Suite 110, Sunrise, Florida 33323, and our telephone number there is (954) 233-0025. We also have offices in each of our nine Latin American country markets. Our World Wide Web site is located at www.cciglobal.net. The information on that site is not part of this report. Our logo and certain titles and logos for our services are our property. Each trademark, tradename or service mark of any other company appearing in this report belongs to its holder.

We previously reported some of the transactions and operations information set forth in this report in greater detail in other reports we have filed with the Securities and Exchange Commission, including in the reports 41described below in the section entitled "Reports on Form 8-K" and our quarterly reports on Form 10-QSB for the periods covered by this report. You should read the information in this report in connection with those other reports and filings, which are incorporated herein by this reference. Some of the matters described in this report occurred or are scheduled to occur after December 31, 2000, the close of the period covered by this report. We have included descriptions of those matters in this report to provide a more balanced description of our operations, business and prospects.

Our Market Opportunity

We operate in the Mexico, Venezuela and Central America markets. The total population of these markets exceeds 166 million people. We believe there is significant opportunity for telecommunications growth in these markets as a result of:

     o    large, unmet demand for expanded telecommunications services

     o    deregulation

     o    relatively limited competition

     o poor infrastructure which is inadequate for delivering broadband application.

The combined telecommunications market worldwide is believed to be in excess of $700 billion and is expected to grow to $1.0 trillion by the year 2002. Growth in the industry is driven by a number of factors, including increased demand for bandwidth and services such as electronic commerce. Internet access and data services are arguably one of the fastest growing segments of the telecommunications market, with an estimated 116 million Internet users worldwide.

The Latin American telecommunications industry is, in particular, undergoing dramatic change, including widespread privatization of existing networks. The countries in Latin America that have or are beginning to deregulate have done so as their governments have recognized the need to introduce market competition.

The increased demand for telecommunications services is expected to result in a significant growth in the revenues generated in the Latin American telecommunications market, which is expected to total $63.7 billion in 2000 and $74.2 billion in 2002, up from $33.2 billion in 1996. Voice and data revenues in our target markets will increase from $6.9 billion in 2000 to $13 billion in 2005. Growth from data services is expected to achieve a compounded annual growth rate of approximately 40% over the next four years, growing from $1.8 billion in 2000 to $6.8 billion in 2004, compared to a compounded growth rate of approximately 13% in the United States. This growth will be due to a number of factors, including:

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

     o Changes in Technology. Latin American markets have historically been dependent on legacy telecommunications systems and the infrastructure of the incumbent operators. These systems have generally been based on technology and equipment having limited bandwidth capabilities and relatively poor transmission quality. We use state-of-the-art IP-based gigabit Ethernet networks.

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

Our Business Strategies

Our vision is to become the premier facilities-based provider of integrated broadband telecommunications solutions to business and governmental customers in Mexico, Venezuela and Central America. The key elements of our strategy include the following:

     o We intend to capitalize on the growth in managed corporate data network services. We expect that the demand for high-speed managed corporate data network services will grow at a rapid pace as economic expansion increases and the need for bandwidth intensive data, voice and other connectivity solutions in the region develops. We intend to capitalize on the trend of companies that desire to outsource critical business applications and to integrate Web-based services and products into their operations by aggressively marketing value-added data, Internet and e-business enabling services.

     o We focus on the business customer. We focus our marketing efforts on large and medium sized corporate customers that tend to be significant users of data services and have sophisticated data connectivity needs.

     o We focus on "first mile" services. Unlike other telecommunications companies that provide both long-haul and "first-mile" services, we focus on the important "first-mile" service segment. We believe international gateway and national long-haul services are quickly becoming commoditized, but that the "first-mile" providers will not be subject to the same downward pricing pressure.

     o We will focus on the Mexican market. The Mexican market for communication services will be one of the largest and most rapidly growing markets in our market regions. According to Booz-Allen & Hamilton, the Mexican market for business data services is expected to increase by a compounded annual growth rate of over 40% between 2000 and 2004 (from $1.45 billion in 2000 to $5.8 billion in 2004). During the same period, Booz-Allen & Hamilton expects the voice and data market in Mexico to grow from $5.2 billion to $10.2 billion. We have deployed networks in key metropolitan markets within Mexico and are the leading provider of managed corporate data networking services there, after the incumbent telephone company.

     o We have established an early market presence. We have established an early and significant presence in all of our markets. We believe we are able to secure a significant subscriber base and market share with minimal turnover as a result of our early market presence.

     o We provide state-of-the-art solutions. We are building a state-of-the-art pan-regional IP-based network to deliver our bundled telecommunications services. Our network will incorporate gigabit Ethernet architecture and transmission media, scalable optical systems and IETF approved protocols for providing data security for optimum "first-mile" connectivity.

     o We use our own communications network infrastructure to increase margins. We believe that the use of a next-generation, broadband infrastructure will reduce our operating costs, improve the quality and scope of the services we offer and provide a highly attractive value proposition to our customers. We provide a significant portion of our services through our own next-generation optical-based network, and intend to build or acquire networks in markets where we currently lease network rights from other parties.

     o We enhance our service offerings to increase margins. As a result of our solutions-oriented approach and emphasis on high quality customer service, we believe that we will be uniquely positioned to sell additional services and applications to our clients as their data needs evolve. We also plan to take advantage of other revenue opportunities that we expect to develop as a result of deregulation or changes in the telecommunications industry, including domestic long-distance and international switched voice telecommunications and data center services for our corporate and carrier customers.

Our Network Technology

We employ a next generation IP-based optical technology platform in the majority of our markets that uses packet switching, gigabit Ethernet standards, and state-of-the-art encryption and authentication protocols to transmit data, carrier-grade voice and video services over the same network at guaranteed service rates. The platform is fully scalable, redundant and multi-pathed to offer maximum flexibility in traffic management, quality of service and "on demand" provisioning. We ultimately plan to deploy next-generation IP networks in each of our markets.

Our pan-regional network will incorporate the latest improvements in network design, technical standards and optical engineering to provide "first-mile" network services and capabilities that are significantly greater than those offered by traditional circuit-switched or non-optical based networks. In contrast to our next generation networks, traditional circuit-switched networks, which many of our competitors employ, use a single circuit for each voice conversation and route each data transmission separately, occupying an entire circuit or portion of the network for the duration of the call or data transmission. In a packet-switched network, there is no single unbroken connection between sender and receiver. When information is sent, it is broken into small packets that are mixed with other transmissions, sent over many different routes simultaneously and then reassembled in the correct order at the receiving end. Because IP packet switching makes it possible to fill a network's entire capacity with packets, it can move large amounts of information more efficiently and at a lower cost than traditional circuit-switched networks.

The illustration below highlights the differences between circuit-switched and packet-switched technologies:

------------------------------------- ------------------------------------------
   Circuit Switching Technology               Packet Switching Technology
------------------------------------- ------------------------------------------
          [GRAPHIC OMITTED]                         [GRAPHIC OMITTED]



------------------------------------- ------------------------------------------
Source: Convergence Communications, Inc.
--------------------------------------------------------------------------------

Our networks incorporate gigabit Ethernet hardware architecture and transmission media, as well as the latest standards for providing data security through encryption and authentication. "Ethernet" denotes the dominant local area network technology that allows multiple end users to communicate within a fairly small area, such as a building or campus. Our networks will also incorporate optical transmission devices that use dense wavelength division multiplexing or DWDM. With DWDM technology, a single fiber optic strand is able to carry multiple signals at the same time through the use of different wavelengths for each signal. This greatly increases the capacity of each fiber strand.

We believe that, by incorporating the latest advancements in optical, electrical and quality service engineering into our network, we will be able to provide fully scalable, redundant, multi-path services to our customers in a manner that gives us maximum flexibility to manage bandwidth services. By incorporating these concepts into our network architecture, we also believe we will be able to avoid over-provisioning our networks based on a statistical use models and, instead, more effectively control customer data rates in providing minimum committed information rates with adequate allowances for bursts at much higher data rates as applications or server loads demand. This should result in greater cost efficiency and better overall services to our customers. Our IP network architecture will also allow us to upgrade our bandwidth requirements through logical changes in network edge hardware configurations and technologies. In those cases, we believe we will be able to easily upgrade or migrate portions of our network on a device-by-device or point-of-presence basis.

Alcatel Agreement. In July 2000, we entered into a series of agreements with Alcatel, S.A. for the design, construction and financing of our IP-based optical integrated networks. Alcatel has operations in over 130 countries and annual revenues of over $22 billion and is a world-recognized builder of next-generation telecommunications networks. See our report on form 8-K dated July 7, 2000 for a more detailed description of our arrangements with Alcatel.

Alcatel is working with us to deploy a state-of-the-art, multi-service, pure IP network. Under the terms of the agreement, we plan to expand our networks into 17 cities across Mexico, Venezuela and Central America. Alcatel will design the network, construct the nodes and repeater sites, as well as provision, transport, integrate and maintain the equipment at these sites. At the customer premise, Alcatel is responsible for installing concentrator equipment and wiring the premises. Alcatel is also responsible for connecting primary buildings to selected nearby buildings within the network. Alcatel has agreed to provide us with up to $175 million in vendor financing as part of the agreement. Our relationship with Alcatel is not exclusive, and we will be able to use the services of other network and systems integrators.

     In January 2001, we amended the terms of our agreements with Alcatel to incorporate new operational guidelines and financing requirements. We will be required to meet these new guidelines and requirements before we are able to make further draw-downs on the Alcatel facility. We intend to work with Alcatel to renegotiate the operating covenants under the Alcatel financing facility, which, if successful, might allow us to draw for equipment purchases, but there can be no assurance that we will be able to do so. Further, as of the date of this report, we are not in compliance with the payment covenants of the equipment purchasing provisions of the Alcatel agreements. We are negotiating with Alcatel a waiver or modification of those payment requirements, but there can be no assurance Alcatel will agree to the waiver, or that it will otherwise modify the payment terms in a manner which is acceptable to us. As a result, Alcatel is entitled to accelerate the payment of all of the amounts we have drawn under the facility, and is entitled to pursue its rights for default. See our report on Form 8K dated July 7, 2000, the section below entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and our report on form 8-K filed on March 7, 2001 for a more detailed description of Alcatel's rights upon default, the January amendments to the Alcatel facility and the impact of the facility on our ability to finance our network build-out.

Network Design Principles. A key feature of our network design is its adaptability to changes in service offerings, network standards and new technologies and protocols. We are able to efficiently support a wide mix of telecommunications traffic and provide high-transmission speeds to our customers while providing substantial potential for expansion in a cost-effective manner. Our network is based on the following principles:

     o Cutting-edge design. Our network incorporates an IP-based architecture that uses gigabit Ethernet hardware, IETF approved encryption and authentication protocols, DWDM and all-optical switching systems to maximize "first-mile" customer service and network efficiency and adaptability.

     o Scalability. We are able to expand both transmission capacity and switching capacity rapidly and cost-effectively as traffic volume and capacity demands increase.

     o Reliability. Our networks allow for carrier grade service level redundancy in the event of network failure. When we connect to other networks, we also employ multiple routing paths and interconnections for further redundancy.

     o Revenue-driven deployment schedule. We design and deploy our networks to maximize potential revenue generation while minimizing build-out costs.

     o A mix of local access technologies. Although we eventually intend to provide our services using the same technology in each of our markets, where we believe it is cost-effective or appropriate for customer service, we employ various technologies, such as fiber, fixed wireless technologies, and coaxial cable in our networks. We believe this technology agnostic architecture allows the most cost and time efficient delivery of high-speed last mile connectivity with IP-based service offerings.

Network Infrastructure

Our network employs an optical-based gigabit Ethernet architecture that is designed to provide maximum bandwidth management over a regional basis, including over the critical "first mile" connection between our customers and the outside networking world. Our network consists of the following structural elements:

Metropolitan Area Networks (MANs). MANs are generally comprised of single or several fiber optic rings that provide our customers with a direct connection within a city or metropolitan area to our network. Our MANs have route diversity and a self-healing architecture, which allow us to re-route traffic in the event of a network outage. We generally deploy our networks in areas with a high density of potential customers and limited competition.

Although we intend to provide our services over our own fiber optic network in each of our targeted markets, we may use fixed wireless technology or coaxial cable on a case-by-case basis to complete or complement our fiber rings or to provide services to customers who we may not be able to serve on our own network. This strategy provides us with rapid access to customers and allows us to gain market penetration and take advantage of market opportunities before we have completely constructed our network. The strategy also allows us to enhance the reach of our fiber networks.

Our MANs are designed to form a regional optical Internetworking infrastructure consisting of all non-blocking gigabit devices. We believe this architecture reduces latency times and otherwise allows us to provide better managed bandwidth services in accordance with our customers' service requirements.

Points of Presence (POPs) and Distribution Nodes. Our POPs provide secured interconnection points with other carriers, typically with a minimum of one POP per market. We purchase or lease sites and construct POPs in each market at the location of other carriers, public Internet peering points and local telehouses.

Network Operation Centers. Our NOCs contain central node transmission and switching equipment and are located in each of our principal market areas. They ensure that our systems are working as efficiently as possible, and monitor our various fiber-optic, fixed wireless and coaxial cable networks on a 24 hour-a-day basis and provide our operating personnel with alarm, status and performance information.

Interconnection Gateways. We have entered into national interconnection agreements with Telgua and Antel and intend to enter into agreements with Telmex and CANTV once certain regulatory issues are resolved. We have also entered into agreements with national and international carriers, such as MCI WorldCom, Sprint and Bestel, and with international satellite connectivity providers such as Interpacket Group, Inc. We are developing additional physical interconnections with incumbent public operators at both their tandem switching centers and end offices in a number of our markets.

Customer Premise Equipment. We provide our customers with equipment at their premises which connects our MANs with their premises and which enhances the efficiency of their network connection. In general, our customer premise equipment incorporates gigabit Ethernet technology so as to provide a seamless "first mile" gigabit connection with our MANs.

Our Networks and Markets

We have grown rapidly since we began our operations in 1995. Our customer base has increased from 900 cable television customers in one country in 1997, the year we acquired our first operating system, to 1,487 high-speed data customers, 6,600 dial-up Internet customers, and 34,537 cable television customers in nine countries as of March 1, 2001. Our customers include large corporations and businesses, government agencies and, to a limited extent, residential customers. The graphical materials below provide summary information regarding our operations area, demographic information regarding those markets and information regarding our services in our markets.


[GRAPHIC OMITTED]



                                     GDP(1)       GDP Growth(3)      GDP/Capita      Population         CPI(6)
Country                              (US$bn)           (%)             (US$)            (mm)             (%)
--------------------------------------------------------------------------------------------------------------------

Costa Rica                            11.3              7.5            3,229             3.5            10.0
Dominican Republic                    17.5              8.3            1,882             9.3             6.5
El Salvador                           12.4           (20.1)            2,067             6.0             0.5
Guatemala                            19.0(2)           7.1(4)          1,759            10.8            4.9(7)
Honduras                               5.4            (2.4)              857             6.3            11.6
Mexico                               484.0              4.6            4,830           100.2             6.9
Nicaragua                             2.1(2)           3.9(4)            488             4.3           10.9(7)
Panama                                9.1(2)           4.3(4)          3,250             2.8            1.3(7)
Venezuela                             95.0            (2.6)            4,060            23.4            23.6
--------------------------------------------------------------------------------------------------------------------
Total                                655.8               nm               nm           166.6              nm
--------------------------------------------------------------------------------------------------------------------
Average                                 nm             3.2(5)          2,491              Nm            6.7(5)
--------------------------------------------------------------------------------------------------------------------

SOURCE:  International Financial Statistics, June 2000

        NOTES:
1        GDP as of 1999
2        GDP as of 1998
3        GDP growth from 1998-1999
4        GDP growth from 1997-1998
5        Weighted by GDP
6        CPI growth from 1998-1999
7        CPI growth from 1997-1998


--------------------------------------------------------------------------------
       Country/Market                     Operations(1)           Customers(2)
---------------------------- ------------------------------- ------------------
Mexico                            NS, ISP, WH                           709
Central America (3)               NS, ISP, CATV, Tel, WH             39,450(4)
Venezuela                         NS, ISP                             2,465(5)
--------------------------------------------------------------------------------

(1) "NS" means network services; "ISP" means high-speed or dial-up Internet services; "CATV" means cable television; "Tel" means telephone services; and "WH" means web hosting services.
(2)      As of March 1,2001.
(3) This market region includes our operations in El Salvador, Guatemala, Panama, Costa Rica, Nicaragua, Honduras and the Dominican Republic
(4) Represents 34,537 CATV subscribers, 754 network services and high-speed Internet access subscribers and 4,159 dial-up Internet customers. We have decided to sell all or a portion of these operations. See "Our Central America Network and Operations," below.
(5) Represents 24 high-speed Internet access and network services customers and 2,441 dial-up Internet customers.

Our Mexican Network. We entered the Mexican market in 1999. In June 1999, we acquired approximately 17% of the capacity of a fiber optic network in Mexico City that is owned by Metronet, S.A. de C.V., or Metronet, and entered into an option to purchase up to 33% of the capacity of that network. The network consists of five main interconnected rings of optic strands. As of March 1, 2001, the network had approximately 340 kilometers of fiber in Mexico City. The network will provide us with direct access to several hundred multi-tenant buildings. In addition, we have up to a 50% capacity right in a fiber system in Monterrey. As part of the Metronet transaction, we also entered into an agreement with Metronet to jointly pursue the development of new fiber networks in five other major Mexican cities.

In December, we acquired International Van, S.A. de C.V., or Intervan, the leading independent data networking services company in Mexico. Through its national state-of-the art leased network, we provide broadband data connectivity solutions to 709 corporate customers throughout Mexico. The Intervan network has facilities-based POPs in seven Mexican cities (Mexico City, Guadalajara, Monterrey, Tijuana, Chihuahua, Juarez, and Villahermosa), as well as four United States cities (Laredo, El Paso and Houston, Texas and San Diego, California). Intervan's operations are enhanced by several strategic relationships or commercial carrier agreements with other local and international carriers, through which it serves its clients' connectivity needs, as well as peering agreements for Internet backbone capacity. Our existing Intervan network uses a combination ATM/Frame Relay-based network. We intend to migrate a majority of Intervan's current customers in Mexico to our next-generation IP-based network and intend to use our IP-based gigabit Ethernet network for all new customers.

In November 2000, we received a concession to operate our own data networks in Mexico. The concession will allow us to expand our profit margins by selling our own products, rather than reselling products of other carriers. See our report on form 8-K dated filed on March 7, 2001 for a more detailed description of the new concession. We have also applied for a telephony concession, which we anticipate we will receive before the end of 2001.

Our Venezuela Network. We provide Internet access and network services in Venezuela through a system owned by the incumbent telephone provider and through a nine-ring, fiber optic network we are building in Caracas. In addition, we have entered into a relationship with affiliates of Telematica, an affiliate of the largest electric utility in Venezuela, to provide us with rights-of-ways to an existing metropolitan area utility duct network that the utility owns in Caracas. The duct network covers approximately 90% of the central business district of Caracas. We intend to expand the reach of this network through the addition of collector rings. We also have a buildout agreement pursuant to which we can expand this network to additional locations. Our relationship with Telematica also provides us with customer relationships, brand equity affiliation and a commercial services agreement, pursuant to which we will receive billing and other administrative services, as well as a $26 million credit facility, under which we have borrowed seven million dollars.

In January 2001, we received a concession from the Venezuelan government which will allow us to provide local, domestic long distance and international long distance telephony services. For a more detailed description of this concession, see our report in form 8-K filed on March 7, 2001.

We have constructed a fiber network in Maracaibo which is similar in design to our Caracas network. This network covers approximately 95% of the Maracaibo central business district. We intend to migrate our customers from the CANTV network that we currently use in Maracaibo to this network as soon as possible. We also intend to construct fiber optic networks in Valencia, Maracay, Barquisimeto and Puerto La Cruz and anticipate completing construction of these networks between 2002 and 2004.

Our Central American Network. Our Central American market region operations are conducted in seven countries-El Salvador, Guatemala, Panama, Costa Rica, Nicaragua, Honduras and the Dominican Republic. We began our operations in the region in 1998, when we acquired an interest in an operating CATV system in El Salvador. That system is the largest CATV system in El Salvador. We also provide network services, high-speed and dial-up Internet access, web hosting and telephony services in El Salvador.

We completed the construction of our El Salvador network in early 1999. The network consists of a fully redundant fiber-optic ring in San Salvador interconnected with two-way 750 MHz coaxial cable and 450 MHz coaxial cable. The all-aerial network provides last mile connectivity to our subscriber locations and covers approximately 85% of the business community of San Salvador. In areas of new development, we initially intend to use our wireless infrastructure to provide services using wireless rights we acquired in 1998, and then deploy coaxial cable in areas of higher density. In 1999, we completed the construction of a central NOC, and, during 2000, we upgraded approximately 45% of our network to a 750MHz system and initiated service in El Salvador's second and third largest cities, San Miguel and Santa Ana, respectively.

In December 1999, we added to our operations in the region by acquiring all of the operations of GBNet Corporation, or GBNet, which provides data networking and Internet access services through seven subsidiaries to high-speed data and dial-up Internet customers in Guatemala, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and the Dominican Republic. The seller of GBNet was General Business Machines Corporation, or GBM, the exclusive general distributor of IBM products and services in several Latin American countries, including the countries in which GBNet operates. We provide our services through networks leased from the incumbent telecommunications companies and a frame-relay network. In connection with that transaction, we entered into a commercialization agreement under which we and GBM agreed to recommend one another as preferred providers of services and products, an equipment purchase agreement under which GBM agreed to provide us with preferred purchasing terms on any IBM equipment we acquire from GBM for our operations, and a network management agreement, under which we provide GBM with managed data network services connections.

In April 2000, we added to our operational assets in the area through the purchase of a Guatemala holding company that conducts high-speed data, dial-up and high-speed Internet and telephony services in Guatemala, and the assets of another company that provides CATV services using its own fiber and coaxial cable network. We provide our services in Guatemala primarily through a fiber optic network in Guatemala City, with six nodes interconnected with coaxial cable that provides last mile connectivity to subscriber locations. We have also secured two blocks of frequency in Guatemala's wireless telecommunications spectrum, enabling us to provide services through broadband multi-point wireless systems, and built two wireless nodes. Our network in Guatemala covers approximately 70% of the business community of Guatemala City.

In late 2000, our board of directors determined to sell certain assets, including our CATV assets, in both El Salvador and Guatemala and to concentrate our operations and build-out activities in those markets on data and Internet related services. Based on that decision, in February 2001, we entered into an agreement with Telematica EDC, C.A. (one of our shareholders and the largest private sector electric utility in Venezuela) to sell our 33% interest in our El Salvador operations (both data and CATV operations) to Telematica. See "Litigation" and "Certain Relationships and Related Party Transactions," below. We are actively seeking buyers for our Guatemala CATV operations and also anticipate completing the sale of those operations in the first half of 2001.

Our Customers

We are the largest independent corporate data provider in Mexico, where our customer base includes 709 multinational corporations, governmental agencies and other businesses in over 100 cities. We intend to expand our marketing efforts in Mexico to a broader customer base, including residential users and, if, as we expect, we are granted a telephone license in the first half of 2001, intend to initiate telephony services. We also recently executed an affiliation agreement with Sumitomo, a Japanese firm that has a significant presence, along with a number of other Japanese enterprises, in Mexico. Under the terms of the agreement, Sumitomo has agreed to assist us in marketing our services to other Japanese entities doing business in Mexico.

In Venezuela, we have been providing data services to customers since August 1998. Our customers are mainly located in the central business district of Caracas and the business districts of Maracaibo and Valencia. We have over 2,465 customers (24 of which are high-speed data customers) in the cities of Maracaibo, Puerto La Cruz, Ciudad Ojeda and Caracas. We have also entered into an arrangement with Telematica, an affiliate of Venezuela's largest utility. Through that relationship, we plan to leverage Telematica's and its affiliate's brand recognition in the Venezuelan marketplace, as well as its extensive customer base and administrative expertise.

In our Central American market countries, we focus on providing our services to large business customers through our existing networks and our GBNet operations. We have 39,450 customers in these market areas, including 754 high-speed data customers, 4,159 dial-up and high-speed Internet customers and 34,537 CATV customers (see "Our Central America Network and Operations"). We also have interconnect agreements with the incumbent telephone companies in two of our Central American markets.

Competition

The amount, financial condition, services, service areas, reputation, and relative market strength of the competition in each of our market areas varies depending on the market in question, the state of the deregulation of the telecommunications industry in that market and other factors.

In Mexico, our competitors include Telmex and its competitors, Avantel and Alestra, which each provide nationwide telecommunications services. Telmex provides fixed and mobile telephone, Internet, VPN, long distance connectivity and web hosting services, while Avantel and Alestra provide long distance services to large business segments. Alestra also provides some residential long distance services. We also compete with Bestel, which is a carrier's carrier that provides leased intercity long distance and data transmission to other service providers. Other competitors in Mexico include Infosel, which was recently acquired by Telmex and which is Mexico's largest ISP service provider, and Telefonica, which provides data transmission services in major cities throughout Mexico.

Our primary competitor in Venezuela is the incumbent telephony provider, CANTV, which provides fixed and mobile telephony, Internet, VPN, long distance connectivity, design and web hosting services on a nationwide basis. Our other competitors include Telcel, which provides cellular telephone and Internet access and limited data transport services in major Venezuelan cities; VeinfoTel, which supplies subscription telephony and high speed internet access in major cities using coaxial cable and fiber and; Genesis, which provides fixed wireless data transmission, VPN and high speed Internet access in Caracas using fixed wireless transmission technology.

The telecommunications industry in our Central American markets is not as competitive as our other markets. Our primary competitor in those countries generally is the incumbent telephony provider, such as Telefonica in El Salvador and Telgua in Guatemala. In some instances, such as Costa Rica, the competition has been restricted because of the uncertainties related to the telecommunications laws.

Our Services

We offer a wide variety of broadband telecommunications services, including managed data transmission, high-speed and dial-up Internet access, video, e-commerce-enabling services and other value-added communications services. We also offer voice services in many of our markets and plan to offer these services in additional markets as regulatory conditions permit. We allow subscribers to combine our services into individually designed packages rather than offering standard telecommunications service packages designed for a typical customer. We believe this flexible sales strategy reduces switching barriers for potential and existing subscribers who may be reluctant to switch all of their telecommunications services and for subscribers that have existing contracts with their service providers.

We establish deep and interdependent relationships with our customers by: (i) developing tailored solutions for them, (ii) provisioning their network needs and (iii) managing and maintaining their network operations. We believe our outsourced solution is more capital efficient for customers and provides them with advanced services without the expense of a full IT staff. As a result of our solutions-oriented approach and high quality customer service, we believe we are uniquely positioned to sell additional services and products to customers as their telecommunications needs evolve. In addition, we believe we are well positioned to retain customer relationships because of the mission critical nature of our services, our commitment to a high level of customer service and the value proposition we provide through our bundled service offerings.

We believe that, by being the first provider of integrated telecommunications services in our markets we will be able to secure access to a broad base of business and government customers. We also believe that, if we develop our business operations in accordance with our business plan we will create significant barriers for our competitors to overcome and that our lowest operating cost strategy and highly differentiated service offerings will give us competitive advantages over the other telecommunications providers in our markets.

Our telecommunications solutions typically consist of one or a combination of the following service categories:

     o Managed Corporate Data Network Services. We offer data communication links over a shared network environment. Because we operate, manage and monitor our network end-to-end, we are able to provide our customers with higher performance and greater reliability than networks that use the public Internet. The services we offer range from simple connections to customized private network solutions, including high-speed data transmission and Virtual Private Networks. As of March 1, 2001, we had 1,487 network service customers which, in some cases, include high-speed Internet access.

     o Full Suite of Internet Access Services. Our services include both high-speed and dial-up Internet access. We offer Internet access services primarily to corporate and governmental users. As of March 1, 2001, we had 6,600 dial-up Internet access customers.

     o Web and Application Hosting. We offer Web-site and storefront hosting services, as well as e-commerce enabling applications. We also connect our various hosting centers to our clients' private networks and offer outsourced firewall, email and other value-added services. In addition, we provide design, installation and integration services that facilitate our customers' e-commerce and e-business initiatives.

     o Telephony Services. We offer private carrier-grade voice services in some of our markets. We intend to offer national and international carrier-grade IP voice in all of our markets as they deregulate and we obtain approvals to provide those services.

     o Video Services. We offer CATV services in El Salvador, where we own the largest CATV system, and Guatemala, where we own the second largest CATV system. We service a total of 34,537 CATV subscribers in these two markets. As noted above, even though we have a strong and growing presence in the CATV in a number of our markets, we have determined to sell those assets and concentrate our efforts in developing and marketing our high-speed data and Internet related services.

     o Other Services. We offer other telecommunications-related services which we believe enhance our customers' telecommunications and data services operations. For example, in Mexico, we are the fourth largest Lotus developer and offer a portfolio of Lotus Notes-based solutions for our customers' specific processing needs.

Our Business and Operating Issues

To operate successfully, we will need to deal with a number of governmental and operational issues. These issues include the following:

Governmental Regulation. Our services are subject to extensive governmental regulation. The amount, type and extent of that regulation varies from country to country. The regulatory structure for any particular market is subject to change from time to time, and any such regulatory change could have a material and adverse effect on the particular market in which that change takes place, and/or upon our business as a whole.

The regulatory environment in each of our major markets can be summarized as follows:

Mexico. The 1995 Ley Federal de Telecomunicaciones, the 1940 Ley de Vias Generales de Comunicacion, the 1990 Reglamento de Telecomunicaciones, and the rules promulgated by Cofetel (such as rules for local and long distance interconnection), define the regulatory structure applicable to telecommunications services in Mexico. The objectives of those laws are to promote the efficient development of the telecommunications industry, to encourage fair competition in the provision of quality, low-price services, and to ensure satisfactory coverage of the population based on socioeconomic factors.

Telecommunications services in Mexico and service providers are regulated and supervised by the Secretary of Communications and Transportation, or SCT, and Cofetel. The SCT is the governmental agency principally responsible for regulating telecommunications services in Mexico.

Under Mexican law, generally no more than 49% of the capital stock of a Mexican corporation holding a concession to provide local telephone, domestic and international long distance services may be held by non-Mexican investors. Our principal operating company in Mexico, Intervan, restructured its ownership in 2000 to comply with these foreign ownership requirements as part of its application for a Mexican telephony license. See our report on Form 10-QSB for the quarter ended September 30, 2000 for a more detailed description of the recapitalization.

Starting in 1997, Telmex was required to permit any other concessionaire to connect to its network. The SCT issued technical rules for the interconnection of competing long-distance carriers with the Telmex network in June 1994, specifying there would be an unlimited number of long-distance concessions and that Telmex must provide over 200 interconnection points by the year 2000. In 1996, SCT released new rules governing long-distance services, which generally established the framework for competitive long-distance services.

Venezuela. The Venezuelan telecommunications laws are generally regulated and supervised by CONATEL, a governmental agency. CONATEL is also charged with the responsibility of creating competition in the telecommunications industry. The expiration of CANTV's exclusive right to provide basic telephony service in late 2000 created additional competition in the Venezuelan market. As a result of that act, we believe that operators will be competing for subscribers in all telecommunications service areas. We also believe several companies are positioning themselves to enter the local and long-distance markets are the onset of liberalization, creating a highly competitive future market environment. Currently, the markets for data services, dedicated network services, dial-up Internet services, value added services, mobile satellite services, trunking and rural telephony have been privatized.

Central America. The legislatures of each of our Central American markets have recently enacted major legislation for the deregulation of telecommunications services. Nicaragua and Honduras approved new regulatory structures in 1994 and 1995, respectively. In 1996, El Salvador, Guatemala and Panama adopted new regulatory schemes, followed by the Dominican Republic in 1998 and Costa Rica in early 2000. In general, each of these new laws establishes a regulatory environment that calls for the breakup and privatization of government-owned monopolies on telecommunications services. The new laws generally provide for the privatization of data service providers, television and broadcasting services immediately, with the privatization of local and international telephone services at later times. In some countries, such as Costa Rica, it is still unclear as to whether new legislation will allow us to provide the services that we provide in other market areas, and the timing of our entry into those market segments.

Risks of Foreign Investment. Governments of many countries in which we operate have exercised and will continue to exercise substantial influence over many aspects of private business enterprise. Local governments own or control companies that are or may become our competitors or companies upon which the operating companies and network right holders in which we have an interest may depend for required services or materials. Governmental actions in the future could have a significant effect on our business operations, financial condition and operations. Our interests in some or all of our market countries could be adversely affected by expropriation, confiscatory taxation, nationalization, political, economic or social instability, changes in laws or other developments over which we have little or no control.

Network Issues. We rely on the existence of, and continuing ability to use or exploit, telecommunications licenses, concessions or leases which are typically granted by governmental agencies on an exclusive or limited basis and for limited terms. There can be no assurance these governmental agencies will not attempt to limit, revoke or otherwise adversely modify the terms of those rights. Those rights may be subject to significant operating restrictions or conditions, including restrictions relating to the implementation or construction of network improvements, commercialization, subscriber rates or royalties or other specified deadlines or conditions which, if not satisfied, could result in the network rights being revoked or modified.

Our Properties and Facilities

Our Equipment. Under our agreements with Alcatel, we are not obligated to use them as the exclusive provider of our network components. As a result, we will have the ability to source key network components from a number of equipment vendors. Fixed local wireless networks can be constructed using equipment from different manufacturers and can use different technologies. Fiber-optic and coaxial cable systems can also generally be constructed using equipment from different manufacturers. This is particularly true with equipment such as
switches,   routers  and  servers,  where  there  are  many  manufacturers  that distribute their products through a number of resellers. We believe that, by employing standardized equipment, we will be able to make appropriate decisions based on the price of the equipment, with less emphasis on the manufacturer.

Our Office Space. As of March 1, 2001, we lease approximately 2,500 square feet of office space in Salt Lake City, Utah under a lease agreement expiring in September 2003, approximately 8,100 square feet of office space in Sunrise, Florida under a lease expiring in May 2007, and approximately 3,600 square feet of office space in Pembroke Pines, Florida under a lease expiring in April 2003. We believe our office space in Utah and Florida is adequate for our current needs. We believe all of our leases are on commercially reasonable terms. We also maintain, through our various subsidiaries and affiliates, office space in a number of the countries in which we operate.

Our Network and Other Rights. We hold license rights, either directly or derivatively, for fiber-optic and coaxial cable networks and microwave point-to-multipoint telecommunications networks in our markets. We generally have acquired those rights through:

     o    the acquisition of direct ownership rights or rights of use

     o    long-term contracts with third parties

     o arrangements where we are the majority or sole owner of the entity that owns those assets, or

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

                                    EMPLOYEES

As of March 1, 2001, we had 787 full-time employees. Approximately 40 of our employees work in our United States offices, and the balance work in our subsidiary operation offices in our various markets. Our employees are not represented by any unions or collective bargaining entities.

                                   LITIGATION

In March 2000, we were named as defendant in an action brought in federal court in California. The suit claims we defrauded the plaintiffs in 1997 when we diluted their position by engaging in our merger with Telecom Investment Company in 1997 (see our report on form 10-KSB for the period ending December 31, 1999 for a detailed description of that merger), that we breached contractual obligations to offer them a portion of the securities we sold other parties, and that the promissory note we executed in favor of a third party is due now, rather than in August 2001. The plaintiff, which is the assignee of the promissory note we executed in favor of the third party in 1997, is in litigation with that third party, and both that third party and the plaintiff are claiming rights in the note. In late 2000, the United States Bankruptcy court held that the plaintiff had violated certain interest rate limitation rules in the initial transaction between the plaintiff and the other party claiming an interest in the promissory note, and that the other party is entitled to the note. The final order with respect to that decision was entered in January 2001. The action by the plaintiff against us is still pending.

In February 2001, we entered into an agreement with Telematica EDC, C.A., one of our principal shareholders, for the purchase by Telematica of our interest in our El Salvador operations. Those operations include CATV, data services and telephony services. See "Our Central American Network." We originally anticipated that the transaction would close in the first half of 2001. Since executing the agreement, disputes have arisen between the parties as to the terms of the repayment of certain amounts that we are due from the El Salvadorian operating companies and which are required under the terms of the purchase agreement to be paid on terms we deem reasonably acceptable. Neither party has initiated litigation regarding the disputes, but each party has put the other party on notice of its intent to enforce its rights under the agreement.

                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

We have not declared or paid any dividends to the holders of our common shares or preferred shares.

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following information summarizes certain transactions that we either engaged in during the past two years, or which we propose to engage in, involving our executive officers, directors, 5% stockholders and immediate family members of those persons:

October 1999 Transactions. In October 1999, we entered into a series of agreements relating to our sale to six accredited investors of shares of our newly designated series C preferred stock and warrants to acquire shares of our common stock. Two of the accredited investors, FondElec Essential Services Growth Fund, L.P. (together with its affiliates, FondElec) and Internexus S.A. (together with its affiliates and successors in interest, Internexus) acquired their securities through the conversion of debt we had issued them, and the four other investors acquired their securities for cash. Those shareholder parties hold all of our outstanding series C shares and approximately 37% of our outstanding common shares, representing, in the aggregate, approximately 63% of the voting rights represented by our outstanding securities. For a more detailed description of this transaction and the agreements we entered into in connection with it, see our reports of form 8-K dated October 15, 1999 and November 16, 1999. In July and September 2000, those shareholder parties (or certain of their affiliates) exercised options that we issued them in October 1999 and acquired additional shares of our series C preferred stock.

February 2001 Transactions. In February, 2001, we entered into a series of agreements relating to our sale to six accredited investors of shares of our newly designated series D preferred stock and warrants to acquire additional shares of our series D preferred stock and common stock. See our report on form 8-K filed on March 7, 2001, for a more detailed description of this transaction and the agreements we entered into in connection with its closing. The investors in the securities included certain of our stockholders who, at the time of the transaction, held more than 5% of our stock on a voting basis. The investors in the series D stock hold all of the outstanding series D stock as of the date hereof and, together with the series C stock and common stock they previously acquired from us, hold approximately 73% in the aggregate of the voting rights represented by our outstanding securities. In connection with our sale of the series D stock, our Board of Directors agreed to grant to the investors in our series C stock (as described in the preceding paragraph) warrants to acquire additional shares of our common stock at a purchase price of $.01 per share. The consideration for the warrants included, in part, a waiver by the October 1999 purchasers of certain rights they had under the terms of the warrants they acquired in October 1999 to an adjustment in the purchase price in the shares they could acquire under those warrants resulting from our sale of the warrants involved in the series D stock sale. In addition, under the terms of our sale of the series D stock, we paid to an affiliate of TCW/CCI Holding LLC (one of the investors under the terms of the October 1999 series C stock transaction) a fee of $600,000 as compensation for its services in connection with the sale of the series D stock and warrants.

Internexus   Transactions.   We  have  entered  into  the  following  contracts,
agreements and arrangements with Internexus and its affiliates:

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

     o In December, 2000, we entered into a loan transaction with Jorge Ricardo Priu, an affiliate of Internexus, pursuant to which we borrowed $3 million from Mr. Priu on a short term basis. For a more detailed description of this loan, see our report on form 8-K filed on March 7, 2001.

FondElec Transactions. We have entered into the following contracts, agreements, and arrangements with FondElec and its affiliates:

     o Our subsidiaries have entered into a number of agreements with FondElec and its affiliates with respect to our business operations in El Salvador. Those agreements include the purchase agreements whereby we acquired our interest in our El Salvador operating companies, the sale by that subsidiary of its capital stock to a third party, and the documents relating to the refinancing of the payment obligations for the operating companies with a commercial lender. Our El Salvador subsidiary has also agreed to grant FondElec warrants to acquire shares of its capital stock in connection with any loan by us or FondElec to the El Salvador subsidiary. When Telematica purchased its interest in the subsidiary in October 1999, the subsidiary used a portion of the proceeds from that sale ($3.8 million) to pay FondElec amounts the subsidiary owed it.

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

     o In August 1999, we entered into an advisory services agreement with FondElec relating to our payment of certain fees to FondElec, including fees (totaling $1,654,000) relating to the sale of our series C stock in our October 1999 financing transactions. We paid FondElec the fees due it under the October financing when we closed the financing. See Note 7 to the Financial Statements attached hereto.

Telematica   Transactions.   We  have  entered  into  the  following  contracts,
agreements and arrangements with Telematica EDC, C.A., or Telematica, and its affiliates:

     o As part of our October 1999 financing transactions, we agreed with Telematica to negotiate in good faith a joint venture for the purpose of acquiring and developing network rights in Colombia.

     o In connection with our October 1999 financing transactions, Telematica acquired approximately 32.6% of our El Salvador operations for $5.52 million. In connection with Telematica's acquisition of that interest, we capitalized approximately $900,000 of the amounts that our El Salvador Subsidiary owed us, and our El Salvador subsidiary used a portion of the proceeds from Telematica's investment (approximately $3.8 million) to pay a portion of the amounts that the subsidiary owed FondElec.

     o In October 1999, our Venezuelan subsidiary, entered into a $26 million financing arrangement with Telematica. A portion of that financing commitment, $7 million, was paid by Telematica in cash, and the remaining amounts will be drawn down by our subsidiary, from time to time, to cover its obligations under the terms of a fiber optic capacity lease and a commercial services agreement that it will enter into with Telematica or its affiliates. The amounts under the debt facility are convertible under certain circumstances into shares of our subsidiary. Assuming the full funding of the facility, the conversion of the debt amounts into equity would result in Telematica or its affiliates acquiring 50% of the stock of our subsidiary.

     o    In  February   2001,   we  entered  into  an  agreement  to  sell  our
          approximately 32.64% interest in our El Salvador operating companies to Telematica. Under the terms of the transaction, which is yet to be completed, Telematica has agreed to acquire our stock in those operating companies for a purchase price of $45,000 per share (for an aggregate of approximately $2.6 million). The purchase price will be in addition to the amounts due us under the terms of the promissory notes between Chispa and those parties (the "Chispa Debt"). The Chispa Debt will be repaid under the terms of the definitive agreements to be negotiated between the parties.

Stock Purchase. In 1999, we purchased and subsequently retired 35,174 of our common shares from a shareholder for $250,000. The shareholder also forgave $235,175 we owed him. The shareholder is an affiliate of two of our officers and directors.

Employment Agreements. We have entered into employment agreements with certain of our senior management. Some of those employees also act as our directors. Those employment agreements contain "change of control" provisions that provide those employees with severance benefits under certain conditions.

Under agreements we previously had with two of our senior executives, we had granted those executives 5% non-dilutible interests in certain of our operating subsidiaries. In 2000, we agreed to acquire those interests in exchange for shares of our common stock. We issued a total of 366,666 common shares to those two executives in connection with those purchases and granted them limited "piggyback" registration rights for those shares.

In 2000, we restructured our operating subsidiary in Mexico to facilitate our application for a telephony license. Under the terms of that restructuring, we sold 51% of the voting stock of Intervan to one of our Mexican executives in order to comply with certain foreign ownership requirements imposed by the Mexican government on companies that hold such telecommunications licenses. We retained 80% of Intervan's non-voting shares and 49% of its voting shares in the transaction, which gives us approximately 92% of the economic rights associated with Intervan's operations. For a more detailed description of this transaction, see our report on form 10-QSB for the quarter ended September 30, 2000.

                                 OUR MANAGEMENT

Our directors, executive officers and key employees, and their respective ages and the positions they hold with us as of March 31, 2001, are set forth below. Biographical information for each of the senior management members and directors is also presented below. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between or among any of our directors or executive officers. Our Board of Directors is currently comprised of nine members. Executive officers are chosen by, and serve at the discretion of, the Board of Directors:

Name                   Age     Position
Lance D'Ambrosio.....  43      Chairman of the Board of Directors
Douglas Jacobs.......  57      Chief Executive Officer
Brian Reynolds.......  44      President and Chief Operating Officer
Jerry Slovinski......  44      Senior Vice President and Chief Financial Officer
Troy D'Ambrosio......  40      Senior Vice President, Legal & Administration,
                               Director
Thomas Burgos........  49      Senior Vice President of Networks
Tony Read............  47      Vice President of Information Technology and CIO
Amaury Rivera........  39      Vice President of Sales and Marketing
Luis de la Fuente....  54      Vice President of Strategic Alliances
Maritza Escalona.....  47      Chief Executive Officer, Venezuela
Mario Vazquez........  44      Chief Executive Officer, Mexico
Anthony Sansone......  36      Vice President, Treasurer and Corporate Secretary
Gary Barlow..........  35      Vice President of Accounting and Taxation
Ron Bouganim.........  29      Vice President of Business Development
Mario L. Baeza.......  50      Director
Alfonso Bahamonde....  58      Director
Norberto Corredor....  37      Director
Peter Schiller.......  65      Director
Jorge Fucaraccio.....  57      Director
George Sorenson......  45      Director
Gaston Acosta-Rua....  36      Director

Our Senior Management Team

Lance D'Ambrosio, Chairman of the Board of Directors. Mr. D'Ambrosio has been involved in the telecommunications business for over ten years and has over 21 years of entrepreneurial business and sales experience. Mr. D'Ambrosio is responsible for our acquisitions, strategic planning and mergers, and is responsible for all of our financing plans. Mr. D'Ambrosio was one of our founders and was our Chief Executive Officer until April 2000. Between 1992 and 1995, Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of Transworld Telecommunications, Inc., or TTI, a wireless cable television company in the United States that had operations in six markets. TTI was sold to Sprint Corporation in 1999. Prior to entering the telecommunications industry, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation and which was primarily involved in raising venture capital for investments in high-tech companies. Prior to that, Mr. D'Ambrosio held various sales and management positions with Paine Webber, Savin Corp. and Xerox Corporation.

Douglas Jacobs, Chief Executive Officer. Douglas K. Jacobs is Chief Executive Officer for Convergence Communications, Inc. (CCI), having joined the company in August 2000. Mr. Jacobs brings more than 30 years of experience in telecommunications sales and marketing, as well as hands-on knowledge of today's leading technology. Before joining CCI, Mr. Jacobs worked for Alcatel, where he served as Senior Vice President and Area 8 President of Alcatel USA, heading an area with annual sales in excess $4 billion and over 3,000 employees covering the US, Canada, Mexico and Japan. Prior to joining Alcatel, Mr. Jacobs was Senior Vice President and Chief Operating Officer of InterWave Communications, a manufacturer of GSM micro-cellular network systems. Before that, Mr. Jacobs served in various sales and executive positions with DSC Communications, most recently as Senior Vice President of Worldwide Sales and Service, and before that as the Executive Vice President and Chief Operating Officer of DSC's Denmark subsidiary. Mr. Jacobs' telecommunications career began with Western Electric, a division of AT&T. Mr. Jacobs spent 23 years with AT&T, rising to the position of AT&T Network Systems, Southwestern Region Vice President. Mr. Jacobs holds a Bachelor and a Master Degree in Industrial Engineering from Texas Tech University and Purdue University respectively.

Brian Reynolds, President and Chief Operating Officer. Mr. Reynolds joined us in July 1998 as our President and Chief Operating Officer. Mr. Reynolds has over 19 years of telecommunications experience in the United States and international markets, focusing on major company start-ups. Between late 1997 and the effective date of his employment with us, Mr. Reynolds acted as a telecommunications consultant to a number of entities, including our company. Between 1994 and 1997, Mr. Reynolds served as Chief Operating Officer of Wireless Holdings, Inc., or WHI, where he was responsible for start-up and growth of its high-speed data and wireless cable operations. During 1993 and 1994, he was Chief Operating Officer for Australia Media LTD., a combined direct broadcast and wireless video company. Between 1989 and 1993, Mr. Reynolds was a founder of Sutter Buttes Cablevision and Pacific West Cable in Northern California, a wireless cable operation. Between 1984 and 1989, Mr. Reynolds was responsible for the overall construction and profit and loss operations for Sacramento Cable, taking the operations from construction and launch to over 150,000 customers. Before working for Sacramento Cable, Mr. Reynolds held various management positions with Warner Cable. Mr. Reynolds received a Bachelor of Arts Degree from Rutgers University with an emphasis in Accounting.

Jerry  Slovinski,  Senior  Vice  President  and  Chief  Financial  Officer.  Mr.
Slovinski has 21 years of financial and accounting experience in the telecommunications industry. After eight years with Arthur Andersen, in 1986 Mr. Slovinski joined Venango River Corporation, a railroad holding company, as controller. In 1988, he became Chief Financial Officer and, one year later, President and Chief Executive Officer, of Tel Com International, Inc., a telecommunications company serving businesses throughout the United States. Before he joined us, Mr. Slovinski worked for The Network Management Group providing financial and management consulting services to telecommunications companies, including e.spire Communications, Ameritech, AT&T Canada, Citizens Communications and Teligent. Mr. Slovinski received a Bachelor of Science Degree in Business Administration and Accounting from Western Illinois University and is a Certified Public Accountant.

Troy D'Ambrosio, Senior Vice President Legal & Administration, Director. Mr. D'Ambrosio has 19 years of business and government experience, including four years of telecommunications experience prior to joining us as an officer in October 1998. Before joining us, he served as Vice President of Administration and as a Director of TTI and also served in executive positions and as a director of its subsidiaries. TTI was sold to Sprint Corporation in 1999. Between September 1996 and October 1998, Mr. D'Ambrosio served as the Manager of Mutual Fund Operations for Wasatch Advisors, Inc., a registered investment advisory firm which manages approximately $1 billion dollars in separately managed accounts and maintains a family of mutual funds. Between July 1992 and November 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores Company, a food and drug retailer with sales in excess of $20 billion annually, where he served most recently as Vice President of Corporate Communications and Government Relations. Mr. D'Ambrosio received a Bachelor of Science Degree in Political Science from the University of Utah.

Thomas Burgos, Senior Vice President of Networks. Mr. Burgos joined us in May 2000 as our Senior Vice President of Networks. Mr. Burgos has in excess of 30 years of experience in the telecommunications industry. Between 1993 and when he joined us, Mr. Burgos was employed by Bell Atlantic. From 1998 to 2000, he was Vice President and CTO of Nuevo Grupo Iusacell, S.A. de C.V., the second largest wireless communications company in Mexico and a Bell Atlantic subsidiary, where he oversaw the corporations network design and construction operations. Prior to joining Iusacell, Mr. Burgos was a Director of a Network Operating Center and a Director of Network Operations for Bell Atlantic, where he was Vice President and Chief Technology Officer between 1993 and 1997. Mr. Burgos received a B.S. in Electrical Engineering from Trinity College.

Tony Read, Senior Vice President of Information Technology and CIO. Mr. Read is our Senior Vice President of Information Technology and Chief Information
Officer. Mr. Read joined us in May, 2000 and has in excess of 19 years of experience in the telecommunications industry. Before joining us, Mr. Read was the Vice President of Information Services at Nortel, where he led the Latin American IT efforts. Mr. Read is an expert in OSS Systems and has a successful sales background. Mr. Read obtained a Bachelor of Science Degree in Electrical Engineering from Trinity College.

Amaury Rivera, Vice President of Sales and Marketing. Mr. Rivera joined us in 2000 as our Vice President of Sales and Marketing. Mr. Rivera has in excess of 16 years of telecommunications industry experience and joined us from Iusacell/Bell Atlantic in Mexico, where he was responsible for company-wide strategy in the long distance, cellular, data and paging services areas. While at Iusacell, Mr. Rivera was responsible for growing revenues by approximately 200% to $355 million in annual sales. Prior to joining Iusacell in 1999, Mr. Rivera was the regional vice president and general manager at Centennial/Lambda, a Puerto Rican based telecommunications start up that became the country's largest telecommunications company.

Luis de la Fuente, Vice President of Strategic Alliances. Mr. de la Fuente is our Vice President of Strategic Alliances and also acts as Chairman of our Mexican operations. Mr. de la Fuente has over 31 years of telecommunications experience in the Mexican telecommunications and financial markets. Mr. de la Fuente was responsible for the start-up of Amaritel, Mexico's largest CLEC, and until 1998, served as its Chief Executive Officer. Prior to the start-up of Amaritel, Mr. de la Fuente served in various financial and operational capacities for Grupo Radio Centro, Mexico's largest radio operator, was the Chief Financial Officer of Salinas y Rocha, a leading household goods retailer, and was the Chief Executive Officer of First Chicago Costa Rica Bank. Mr. de la Fuente holds a Master of Science Degree in Industrial Management from Purdue University.

Maritza Escalona, Chief Executive Officer Venezuela. Ms. Escalona joined us as our Chief Executive Officer Venezuela in April 2000. Ms. Escalona has extensive experience in the telecommunications, information technology and electrical industries. From 1998 to April 2000, she was the CEO of Tesam de Venezuela, a subsidiary of the joint venture between Alcatel and France Telecom in charge of operating the Globalstar's Venezuelan operations. In less than 2 years she formed the company, negotiated the legal authorizations as well as the connection rights (the infrastructure is a mix of satellite and earth stations), recruited and trained a 25 specialists team and built the earth station based in Venezuela ($20M). From 1997 to 1998, she worked for CANTV, the GTE telephone subsidiary, where she actively participated in the shift the company gave towards new businesses. From 1995 to 1997 she was with Bell South's subsidiary, Telcel, where her role was to identify new business opportunities and conceive and implement new services to meet market demand. From 1993 to 1995, Maritza worked for an Israeli telecom company, Corp. Transdata, where she was responsible for building the infrastructure enabling the service (wireless data transmission). Ms. Escalona started her career as an Engineer in CANTV and then in Eripe, a local engineering firm.

Mario Vazquez, Chief Executive Officer Mexico. Mr. Vazquez joined us in December 1999 when we acquired Intervan, the second largest carrier in Mexico, where he was the President and Chief Executive Officer. Mr. Vazquez has a Master of
Science in telecommunications (University of Essex, Great Britain) and an engineering degree in electronics and communications (Universidad Ibero Americana, Mexico) and brings 27 years of experience in the telecommunication's field. Mr. Vazquez began his telecommunications career as design engineer of radio systems for Ingenieria de Radio (IRASA) in 1975. Between 1979 and 1987, he was responsible for technology planning and evaluation at Telefonos de Mexico (Telmex), the incumbent carrier in Mexico. Between 1993 and 1998, he was Director and General Manager for Mexico and Central America for Newbridge Networks, and between 1990 and 1993 he was Director of Cable Systems for AT&T. Between 1988 and 1990, he was Vice President of Network Design and Engineering for Sersa-Geocomm.

Anthony Sansone, Vice President, Treasurer and Corporate Secretary. Mr. Sansone has been with our company since its inception and, until 1998, acted as our controller in addition to his duties as our Corporate Secretary and Treasurer. Mr. Sansone has 13 years of financial, accounting and business experience, including eight years of telecommunications experience. Between 1994 and 1997, he was the Treasurer and Controller of TTI and, during 1996, served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University and a Master of Business Administration degree from the University of Utah.

Gary Barlow, Vice President of Accounting and Taxation. Mr. Barlow has 13 years of accounting and financial experience, including eight years of big-five public accounting experience and a combined four years with a Fortune 100 company and another public accounting firm. Between 1992 and 1996, he was a senior auditor with Price Waterhouse in Northern California, serving SEC registrant clients in the high technology industry. Between 1997 and 1999, he was an audit manager with Deloitte & Touche in Salt Lake City, Utah, where he served various clients, including SEC registrants. Mr. Barlow received a Bachelor of Science degree in Accounting from the University of Utah and is a Certified Public Accountant.

Ron Bouganim, Vice President of Business Development. Mr. Bouganim joined us in October 1998 as Director of Mergers and Acquisitions. Mr. Bouganim has over seven years of telecommunications and venture capital experience. From 1996 to 1998, Mr. Bouganim worked in the field of venture capital, advising various portfolio companies in the telecommunications and media industries. In 1995, Mr. Bouganim led a bid to acquire a PCS mobile telecommunications license in Canada. Previously, Mr. Bouganim worked for the Latin American Division of SR Telecom, a manufacturer of wireless telecommunications infrastructure. Mr. Bouganim graduated with a Bachelor of Commerce with a major in accounting and international business from McGill University.

Mario L. Baeza, Director. Mr. Baeza is the Chairman and Chief Executive officer of TCW/Latin America Partners, L.L.C., which is the managing general partner of TCW/Latin America Private Equity Partners, L.P., a $230 million partnership organized by Baeza & Company and jointly owned by Baeza & Company and TCW
Advisors, Inc. The fund makes privately-negotiated equity and equity-related investments in companies in Latin America. TCW Advisors, Inc. is an affiliate of Trust Company of the West, a global asset management firm with over $60 billion of assets under management. Between 1994 and 1996, Mr. Baeza was President of Wasserstein Perella International Limited and Chief Executive Officer of Grupo Wasserstein Perella, the Latin America division of the firm. From 1974 to 1994 he was an associate and then, at the age of 29, became a partner, at the law firm of Debevoise & Plimpton, where he specialized in international mergers and acquisitions, international finance and leveraged buyout transactions. Mr. Baeza has been a Herman Phleger Visiting Professor of Law at Stanford Law School and a Lecturer in Law at Harvard Law School. Mr. Baeza is a member of the board of directors of Air Products and Chemical Company, an industrial company listed on the New York Stock Exchange, the Ariel Mutual Funds Complex, Tendtudo Holdings, L.L.C., Brazil's leading national do-it-yourself home improvement retail chain, Dekor Internacional S.A. de C.V., one of Mexico's largest home finishings chains, GDC Alimentos, S.A., Brazil's leading canned seafood company, Camil Alimentos, S.A., one of Brazil's leading branded rice and beans processors and distributors, Dermet de Mexico, Mexico's leading specialty chemical distributor, and Marta Harff, a leading Argentine brand and retailer of feminine personal care products.

Alfonso Bahamonde Director. Mr. Bahamonde is Managing Director and Principal of TCW/Latin America Partners, LLC (an affiliate of TCW/CCI Holding) where he is responsible for managing its business operations, including sourcing, analyzing and monitoring its private equity investments. Prior to joining TCW/Latin America Partners in September 1996, Mr. Bahamonde was the Senior Managing Director and Chief Investment Officer of Latin America Private Equity Partners, LLC and, immediately prior to that, was Senior Advisor for Wasserstein Perella & Co., Inc. Mr. Bahamonde has also held senior management and officer positions with Continental Bank, N.A., and Chase Manhattan Bank, N.A., primarily in their South American operations.

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

Our Advisory Board

We have formed an advisory board for the purpose of assisting us in identifying market and product development opportunities, reviewing with our management the progress of our specific projects, recruiting our top management and evaluating our operational systems and, in general, assisting us in our regulatory and strategic planning. Members of the advisory board are leaders in the fields of business and telecommunications and generally meet with our management on an informal basis. Our advisory board has received options to acquire a total of 150,000 of our common shares as compensation for their services.

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

Structure of Our Board of Directors

Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors consisting of three classes. The directors in each class serve staggered three year terms. As of the date of this report, the Board of Directors consists of nine members. The Class 3 directors, consisting of Messrs. Schiller and Bahamonde serve until 2002. The Class 2 directors, consisting of Messrs. Troy D'Ambrosio, Baeza and Corredor, serve until 2003. The Class 1 directors, consisting of Messrs. Lance D'Ambrosio, Acosta-Rua and Fucaraccio, serve until 2001. At each annual meeting of our shareholders, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Our Amended and Restated Certificate of Incorporation provides that directors may be removed only for cause and only by the affirmative vote of the holders of two-thirds of the common shares entitled to vote.

Our Board of Directors Committees

During 2000, our Board of Directors held 9 meetings, and each director attended at least 75% of those meetings. During 1999, the Board of Directors had three standing committees, the Audit Committee, the Compensation Committee, and the Executive Committee.

Our Audit Committee is charged with the review of the professional services we receive from our independent auditors, determining the independence of those auditors, determining the accuracy of our annual financial statements, determining the appropriateness, efficiency and accuracy of our system of internal accounting controls and financial reporting practices, and reviewing such other matters regarding our financial procedures as may be brought to its attention or as may be specifically delegated to it from time to time by our Board. Upon the Audit Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries and proposals to our Board of Directors regarding those matters, which may then be acted upon by our full Board. Since February 2000, the Audit Committee has consisted of Messrs. Bahamonde, Sorenson, Troy D'Ambrosio, Schiller and Corredor. Mr. Corredor acts as chairman of the committee.

Our Compensation Committee is charged with the review of the levels, form, policies and procedures for the compensation of our executives and agents, the review of our pension and other benefit programs, and such other compensation matters as may be brought to its attention or as may be delegated to it by our Board. Upon the Compensation Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries of proposals to our Board of Directors regarding those matters for action by the entire Board. Since February 2000, the Compensation Committee has consisted of Messrs. Baeza, Lance D'Ambrosio, Fucaraccio, Acosta-Rua and Magan (who subsequently resigned as a board member). Messrs. Lance D'Ambrosio and Baeza act as co-chairmen of the committee.

Our Executive Committee is charged with the performance of the duties of our Board of Directors between regularly scheduled meetings of the Board and, in that capacity, is charged with the functions, and has the authority of, the full Board of Directors with regard to matters addressed by it. Since February 2000, the Executive Committee has consisted of Messrs. Baeza, Acosta-Rua, Fucaraccio, Lance D'Ambrosio and Magan (who subsequently resigned as a director).

The Board does not have a nominating committee. The entire Board performs those duties.

Our Director Compensation

Our directors do not receive cash compensation for serving on our Board (or any committee of the Board), or for any other services they provide to us in their capacity as directors. They are, however, reimbursed for expenses they incur in connection with attending Board or committee meetings. In addition, directors who are not employees are awarded options under the terms of our 1998 Director Stock Plan.

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

Our Executive Compensation

The following information summarizes the compensation we paid to our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000, (our "named officers") during the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998. We awarded options during 2000 to Douglas Jacobs, our Chief Executive Office, Thomas Burgos, Senior Vice President of Networks, and Amaury Rivera, Vice President of Sales and Marketing, all of whom joined us as employees during 2000.


                                                      Annual Compensation
                                        ------------------------------------------------
                                                                                             Other Annual
        Name and Principal Position        Year        Salary             Bonus              Compensation
 -------------------------------------- ----------  -------------  --------------------      ------------

  Douglas Jacobs                           2000       $350,000(1)         $66,667(2)           $14,100(7)
   Chief Executive Officer                 1999          $-0-              $-0-                  $-0-
                                           1998          $-0-              $-0-                  $-0-

  Lance D'Ambrosio                         2000       $212,500             $-0-                $16,400(3)
     Chairman of the Board                 1999       $165,000            $41,250              $14,950(3)
                                           1998       $165,000            $12,500              $13,800(3)

  Thomas Burgos                            2000       $210,000(4)         $70,000(2)            $7,300(7)
     Senior Vice President of              1999          $-0-              $-0-                  $-0-
     Networks                              1998          $-0-              $-0-                  $-0-

  Amaury Rivera                            2000       $210,000(5)          $-0-                 $9,500(7)
     Vice President of Sales &             1999          $-0-              $-0-                  $-0-
     Marketing                             1998          $-0-              $-0-                  $-0-

  Brian Reynolds                           2000       $169,500             $-0-                $15,700
     President and Chief Operating         1999       $135,000            $33,750              $13,000
  Officer                                  1998       $135,000(6)         $15,000              $10,800(7)


-----------------------
(1) Reflects full year base salary. Mr. Jacobs became a salaried employee in August, 2000.
(2)      Signing Bonus.
(3)      Includes an automobile allowance of $7,800.
(4) Reflects full year base salary. Mr. Burgos became a salaried employee on May 15, 2000.
(5) Reflects full year base salary. Mr. Rivera became a salaried employee on August 1, 2000.
(6) Reflects full year base salary. Mr. Reynolds became a salaried employee on July 1, 1998.
(7) Person named was our employee during only a part of the year in question. The amount shown assumes full year premiums on group term life insurance and medical, dental and disability insurance.

Fiscal Year-End Option Value

         The following information summarizes the number and value of options to acquire common shares held by the executive officers described above.


                                               Number of Securities                    Value of Unexercised
                                              Underlying Unexercised                       In-the-Money
                                          Options at Fiscal Year-End (#)              Options at Fiscal Year-End
                                          ------------------------------           ---------------------------------
                 Name                    Exercisable         Unexercisable         Exercisable        Unexercisable
-----------------------------------      -----------         -------------         -----------        -------------
  Douglas Jacobs                           200,000              200,000               $-0-                $-0-
  Thomas Burgos                              -0-                100,000               $-0-                $-0-
  Amaury Rivera                              -0-                125,000               $-0-                $-0-
  Brian Reynolds                           183,333              166,667            $1,521,664          $1,383,336


For purposes of determining the values of the options held by the named executive officers, we assumed that the common shares underlying the option granted had a value of $9.30 per share, which is the estimated fair market value our Board of Directors attributed to that stock on February 7, 2001 in connection with the sale of our series D preferred stock. The option value is based on the difference between the fair market value of those shares, and the option exercise price per share, multiplied by the number of shares subject to the options.

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

The agreements also provide for moving allowances in some instances. The employment agreements for a number of our senior executives also provide for the grant of options. The option grants are generally subject to vesting schedules and require the employee to forfeit portions of their vested options if he terminates the relationship.

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

Our employment contract with our Chief Executive Officer, who joined us in August, 2000, is similar to our employment contracts with our other key employees, but differs in several significant respects, primarily relating to the incentive compensation that he will receive in the form of options and the amounts due him in the event of the termination of his contract under certain conditions. The option grant provisions of the contract provide for the grant of two tranches of options, the first of which vested upon the execution of the agreement, with the second tranche vesting 50% on the first anniversary of the agreement and 50% on the second anniversary of the agreement. If the agreement is terminated under certain conditions during the first year, the first tranche of options also terminates. Each year after the initial year of the agreement, he is entitled to receive additional options based on a formula equal to 100% of his cash compensation for the preceding year, divided by the market price of our common shares on the date of the grant. Those options will have an exercise price per share equal to the market value of our common stock on the date of grant and will vest over a two-year period after the date of grant, one-half on the first anniversary of the date of the grant and the balance on the second anniversary after the date of the grant. In general, the options granted under the agreement are exercisable until the earlier of the fifth anniversary of the date of the grant or the termination of the agreement. Any non-vested portions of any options terminate on the termination of the agreement.

Our Chief Executive Officer is also entitled to receive annual bonuses under his agreement. These bonuses are discretionary and determined by our board of directors, with the exception of the bonus for the year 2000, which was set at an amount equal to 25% of the Chief Executive Officer's base salary. We have accrued but not yet paid that bonus.

Our Chief Executive Officer's employment agreement also provides for the payment of certain consideration if the agreement is terminated or modified under certain circumstances. If we terminate the agreement without cause and not in connection with a "change of control," as described below, he will receive his salary up to the date of the termination, and will be able to keep the signing bonus we paid him when he joined us, as well as all of his vested options. If the termination is in connection with a change of control, and any of the following events occurs within 90 days of that change, he will receive a severance payment;

     o    If we terminate his agreement without cause,

     o If we significantly modify his title, functions or duties, or significantly modify his reporting responsibilities,

     o If we move our principal operations office more than 50 miles from its present location,

     o    If we decrease significantly his cash-based compensation, or

     o If his contract is not assumed by the party then in control within 90 days after the date of the change of control.

Upon the occurrence of any of those events, our Chief Executive Officer will be entitled to receive a severance payment, calculated as follows:

     o If the change in control occurs before the nine month anniversary of the date of his agreement, he will receive a total compensation package (which will take into consideration all cash amounts previously paid him) in the aggregate amount of $3,500,000. The total compensation amount will be paid by adjusting the exercise prices and/or vesting schedules of any options we previously granted him and, if necessary to make up any difference, through our payment of cash, and

     o If the change of control occurs after the first nine months of the agreement, but before the 18-month anniversary of the agreement, he will receive a total compensation package (which will take into consideration all cash amounts previously paid him) in the aggregate amount of $1,750,000. The total compensation package amount will be paid in accordance with the same procedure described with respect to changes of control occurring before the nine-month anniversary of the contract.

As used in the employment contract, the term "change of control" means any transaction or series of related transactions with the same principal parties which result in the sale of all or substantially all of our assets, our merger or consolidation with another unaffiliated entity and pursuant to which our shareholders prior to the merger or consolidation do not hold (either directly or indirectly) immediately following that merger or consolidation, a majority of the combined voting power of the outstanding securities of the surviving corporation in that merger or consolidation, or any acquisition by any person or entity of more than 50% of our issued and outstanding stock, or individuals who (as of the date of the employment agreement) constitute the Board of Directors cease for any reason to constitute at least a majority of our Board of Directors unless any individual who becomes a director subsequent to the date of employment agreement whose election, or nomination for an election by our stockholders, was approved by a vote of at least a majority of the directors then comprising the incumbent Board.

Limitations of Liability and Indemnification

Our Amended and Restated Certificate of Incorporation limits the personal liability of our directors and officers for monetary damages to the maximum extent permitted by Nevada law. Under Nevada law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for an act or omission that involves intentional misconduct or a knowing violation of the law, or payment of improper distributions. Nevada law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interest of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

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

Our Employee Benefit Plans

In June 1998, our Board adopted the 1998 Stock Incentive Plan. The Incentive Plan was approved by our shareholders in August 1998. The Board believes the availability of stock options and the other incentive compensation that is permitted to be awarded under the Incentive Plan is an important factor in our ability to attract and retain qualified employees and to provide incentives for them to exert their best efforts on our behalf.

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

A total of 1,250,000 common shares were originally reserved for issuance under the Incentive Plan. Our Board increased the number of common shares reserved under the Incentive Plan to 1,820,229 common shares in December 1998. All of the shares reserved under the plan have been approved for grant by the Board of Directors, subject to the grant of such options pursuant to an option agreement in form approved by the Board of Directors, of which no options have been exercised as of March 1, 2000.

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

              MATTERS SUBMITTED TO THE VOTE OF THE SECURITY HOLDERS

On January 14, 2000, we held our annual meeting for the year 2000. At the meeting, our stockholders:

     o Approved an amendment to our Amended and Restated Articles of Incorporation which increased the maximum number of our board members from nine to ten.

     o Ratified and approved the appointment of Deloitte & Touche, LLP as our independent public accountants.

     o Elected Mario L. Baeza, Norberto Corredor and Troy D'Ambrosio as Class 2 directors, and Peter Schiller, George Sorenson, Salomon Magan and Alfonso Bahamonde as Class 3 directors.

We filed the amendment to our Amended and Restated Articles of Incorporation to increase the maximum number of persons serving on our board of directors to ten with the Secretary of State's office for the State of Nevada on January 20, 2000.

During 2000, we also submitted two other matters to our security holders for vote through the use of written consents, which is authorized under our organizational documents and Nevada corporate law. The first matter related to the transfer of substantially all of our assets (consisting primarily of our stock interests in our various subsidiaries) to a new, wholly-owned subsidiary, Latin American Broadband, Inc., in connection with the completion of the Alcatel transaction in July 2000. That action was approved by written consent in May 2000 and we affected the change in our corporate structure in July 2000. The second consent resolution matter related to an amendment of our Amended and Restated Articles of Incorporation to increase our authorized capital from 115,000,000 shares to 125,000,000 shares, comprised of 25,000,000 shares of preferred stock and 100,000,000 shares of common stock. That action was taken by our shareholders in September 2000, and the amendment was effected in February 2001 in connection with our designation and sale of our Series D preferred stock. The approval procedures, number of shares of our stock voting in favor of each of those actions pursuant to the written consents and a description of each of the transactions so approved are described in more detail in our information statements on Schedule 14c dated May 22, 2000 and October 17, 2000, respectively.

                           OUR PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding securities as of March 28, 2001 by the following parties:

     o all those persons or entities known by us to be beneficial owners of 5% or more of each class of our outstanding securities, or "5% Shareholders"

     o each director and each of our Chief Executive Officer and the next four highest paid officers, or "named officers"

     o    all directors and our executive officers as a group.

The data presented are based on information provided to us by the parties specified above.


               Name of                                                    Number of         Percentage of
           Beneficial Owner                        Class                   Shares               Class(1)
           ----------------                        -----                   ------               ------

TCW/CCI Holding LLC(2)                   Common                                     -0-          (*)
    (5% Shareholder)                     Series C Preferred                   4,227,119         31.0%
                                         Series D Preferred                         -0-          (*)

TCW/CCI Holding II LLC                   Common                                     -0-          (*)
    (5% Shareholder)(3)                  Series C Preferred                     537,634          3.9%
                                         Series D Preferred                   1,075,268         40.7%

Telematica EDC, C.A.(4)                    Common                                     -0-          (*)
    (5% Shareholder)                     Series C Preferred                   4,764,753         35.0%
                                         Series D Preferred                   1,075,268         40.7%

FondElec Essential Services(5)           Common                               2,728,597         22.0%
   Growth Fund, L.P.                     Series C Preferred                     666,666          4.9%
    (5% Shareholder)                     Series D Preferred                         -0-           *

Norberto Priu(6)                         Common                               1,235,434         10.2%
    (5% Shareholder)                     Series C Preferred                   1,235,125          9.1%
                                         Series D Preferred                     182,795          6.9%

Raquel Emilse Oddone                     Common                               1,230,617         10.2%
    de Ostry                             Series C Preferred                     664,455          4.9%
    (5% Shareholder)(7)                  Series D Preferred                     139,784          5.3%

Jean D'Ambrosio                          Common                                 793,554          6.7%
    (5% Shareholder)                     Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

International Finance                    Common                                     -0-          (*)
 Corporation(8)                          Series C Preferred                     952,950          7.0%
    (5% Shareholder)                     Series D Preferred                         -0-          (*)

Lance D'Ambrosio(9)                      Common                               3,605,439         30.2%
    (Chairman, Director)                 Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Douglas Jacobs(10)                       Common                                 200,000          1.7%
    (CEO)                                Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Brian Reynolds(11)                       Common                                 183,333          1.5%
    (Pres. and COO)                      Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Jerry Slovinski(12)                      Common                                 175,000          1.4%
    (Sr. VP and CFO)                     Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Troy D'Ambrosio(13)                      Common                                 638,542          5.4%
    (Sr. VP/Director)                    Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Thomas Burgos                            Common                                     -0-          (*)
    (Sr. VP, Network)                    Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Tony Read                                Common                                     -0-          (*)
    (CIO, VP IT)                         Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Amaury Rivera                            Common                                     -0-          (*)
    (VP Sales & Marketing)               Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Luis de la Fuente(14)                    Common                                 300,333          2.5%
    (VP/Strategic Alliances)             Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Maritza Escalona(15)                     Common                                  40,000          (*)
    (CEO/Venezuela)                      Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Mario Vazquez(16)                        Common                                  30,298          (*)
    (CEO/Mexico)                         Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Anthony Sansone(17)                      Common                                 165,555          1.4%
    (Vice President                      Series C Preferred                         -0-          (*)
    Treasurer/Secretary)                 Series D Preferred                         -0-          (*)

Gary Barlow(18)                          Common                                  25,000          (*)
    (VP, Acct. and Tax)                  Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Ron Bouganim(19)                           Common                                  66,666        (*)
    (VP, Bus. Development)               Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Mario L. Baeza(20)                       Common                                   1,634          (*)
    (Director)                           Series C Preferred                      10,000          (*)
                                         Series D Preferred                         -0-          (*)

Alfonso Bahamonde(21)                    Common                                   1,634          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Norberto Corredor(22)                    Common                                   1,634          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Peter Schiller(23)                       Common                                     -0-          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Jorge Fucaraccio(24)                     Common                                     -0-          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

George Sorenson(25)                      Common                                   5,980          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

Gaston Acosta-Rua(26)                    Common                                  12,000          (*)
    (Director)                           Series C Preferred                         -0-          (*)
                                         Series D Preferred                         -0-          (*)

All  directors and officers as a group   Common                               5,452,715         43.3%
(19 persons)(27)                         Series C Preferred                      10,000          (*)
                                         Series D Preferred                         -0-          (*)

----------------------
*Less than 1%
(1) Based on 11,921,094 outstanding shares of common stock (including 125,237 shares of common stock issued in connection with the automatic conversion of our existing series B preferred stock in August 2000), 13,620,472 outstanding shares of series C preferred stock and 2,643,636 outstanding shares of series D preferred stock. The inclusion of any shares as "beneficially owned" does not constitute an admission of beneficial ownership (which has a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. Also, each person is deemed to beneficially own any shares issuable on exercise of stock options or warrants held by that person that are currently exercisable or that become exercisable within 60 days after March 1, 2000.

(2) Does not include 776,057 shares of common stock that may be acquired under the terms of a warrant issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(3) Does not include 57,276 shares of common stock that may be acquired under the terms of a warrant issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events. Also does not include 322,580 shares of common stock and 455,685 shares of series D Stock that may be acquired under the terms of a warrant issued to the stockholder in February 2001, but which may not be exercised until the occurrence of certain specified corporate events.

(4) Does not include 833,333 shares of common stock that may be acquired under the terms of a warrant issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events. Does not include 322,580 shares of common stock and 455,685 shares of series D Stock that may be acquired under the terms of a warrant issued to the stockholder in February 2001, but which may not be exercised until the occurrence of certain specified corporate events.

(5) Includes 508,006 common shares under warrants granted to the stockholder prior to October 1999. Does not include 426,666 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(6) Includes 141,322 common shares under warrants granted to the stockholder's predecessor-in-interest prior to October 1999. Also includes options to acquire 8,817 common shares which were granted to Internexus' designees to our Board of Directors under our Director
         Stock Plan, but which were assigned to Internexus under the terms of the designees' arrangements with Internexus. Does not include 296,114 shares of common stock that may be acquired under the terms of warrants issued to the stockholder's predecessor-in-interest in October 1999, but which may not be exercised until the occurrence of certain specified corporate events. Also does not include 54,838 shares of common stock and 77,429 shares of series D Stock that may be acquired under the terms of a warrant issued to the stockholder in February 2001, but which may not be exercised until the occurrence of certain specified corporate events.

(7) Includes 141,322 common shares under warrants granted to the stockholder's predecessor-in-interest prior to October 1999. Also includes options to acquire 8,817 common shares which were granted to Internexus' designees to our Board of Directors under our Director
         Stock Plan, but which were assigned to Internexus under the terms of the designees' arrangements with Internexus. Does not include 296,114 shares of common stock that may be acquired under the terms of warrants issued to the stockholder's predecessor-in-interest in October 1999, but which may not be exercised until the occurrence of certain specified corporate events. Also does not include 41,934 shares of common stock and 59,211 shares of series D Stock that may be acquired under the terms of a warrant issued to the stockholder in February 2001, but which may not be exercised until the occurrence of certain specified corporate events.

(8) Does not include 166,666 shares of common stock that may be acquired under the terms of warrants issued to the stockholder in October 1999, but which may not be exercised until the occurrence of certain specified corporate events.

(9) Includes shares held in the name of Mr. D'Ambrosio and held in the name of entities over which Mr. D'Ambrosio has voting and/or beneficial control and for which he does not disclaim beneficial ownership. Also includes shares held by an entity that is jointly controlled by Mr. D'Ambrosio and Troy D'Ambrosio.

(10)     Includes options to acquire 200,000 common shares.

(11)     Includes options to acquire 183,333 common shares.

(12)     Includes options to acquire 175,000 common shares.

(13) Includes shares held by an entity that is jointly controlled by Mr. D'Ambrosio and Lance D'Ambrosio.

(14)     Includes options to acquire 67,000 common shares.

(15)     Includes options to acquire 40,000 common shares.

(16)     Includes options to acquire 30,298 common shares.

(17) Shares shown are held by a limited liability company for which Mr. Sansone acts as the managing member. Mr. Sansone does not disclaim beneficial ownership of such shares. Also includes options to acquire 50,000 common shares.

(18)     Includes options to acquire 25,000 common shares.

(19)     Includes options to acquire 66,666 common shares.

(20) Mr. Baeza is a principal of TCW/CCI Holding or its affiliates, and is an officer and sole member of a company that is a member of an entity that controls TCW/CCI Holding. The shares of series C Stock shown for Mr. Baeza reflect his indirect interest in TCW/CCI Holding's shares. Mr. Baeza disclaims beneficial interest in the shares held by TCW/CCI Holding except to the extent of that indirect interest. Includes options to acquire 1,634 common shares.

(21) Mr. Bahamonde is a principal of an affiliate of TCW/CCI Holding. Mr. Bahamonde disclaims beneficial interest in the shares held by TCW/CCI Holding. Includes options to acquire 1,634 common shares.

(22) Mr. Corredor is an officer of Telematica or its affiliates. Mr. Corredor disclaims beneficial interest in the shares held by Telematica except to the extent shown. Includes options to acquire 1,634 common shares.

(23) Mr. Schiller is an officer of one or more affiliates of Internexus. Mr. Schiller disclaims beneficial interest in the shares held by Internexus and its affiliates.

(24)     Mr. Fucaraccio is an officer of an affiliate of Internexus.
         Mr. Fucaraccio disclaims beneficial interest in the shares held by Internexus, or its affiliates.

(25) Mr. Sorenson is a principal of FondElec. Mr. Sorenson disclaims beneficial interest in the shares held by FondElec. Includes options to acquire 5,634 common shares.

(26) Mr. Acosta-Rua is a principal of FondElec and certain of its affiliates. Mr. Acosta-Rua disclaims beneficial interest in the shares held by FondElec and its affiliates. Also includes options to acquire 12,000 common shares.

(27) Assumes the matters set forth in notes 1 through 26. Includes options to acquire 676,167 common shares.

PART 2.

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

In 1995 we issued 1 million of our common shares to the former shareholders of TTI in connection with our business separation from TTI. In connection with that transaction, we placed all of those shares in escrow (where they remain today) and filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. We issued all of our currently issued and outstanding common shares and preferred shares since the initial issuance of the 1 million common shares that are held in escrow in transactions which we believe did not involve unregistered public offerings. The common shares and preferred shares we issued in those transactions are "restricted securities." All or a portion of the restricted shares may in the future become (or, as in the case of common shares currently held in escrow, are) eligible for sale in the public market place in reliance on Rule 144, subject to volume, affiliate, timing and manner of sale or other restrictions contained therein.

We have previously issued warrants and options, which were not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The warrants and options constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or disposed of in connection with an exemption therefrom.

As of the date of this report, there are approximately 390 holders of our outstanding common shares, and 11 holders of our outstanding series C preferred shares and six holders of our series D preferred shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following information should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and notes thereto provided elsewhere in this Offering Memorandum. The following discussion and other parts of this Offering Memorandum may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the continuing uncertainty of our profitability, our ability to develop and introduce new services, the uncertainty of market acceptance of our new and existing services, our reliance on collaborative partners, our limited sales and marketing experience, risks associated with obtaining governmental approvals for our services, the highly competitive industry in which we operate and the rapid pace of technological change within that industry, changes in or our failure to comply with governmental regulations, our dependence on key employees and general economic and business conditions, some or all of which may be beyond our control.

Overview

We provide high quality, low-cost integrated communications services using our own metropolitan area networks. We intend to operate primarily in recently deregulated and high-growth markets, principally in Mexico, Venezuela and Central America. We offer customers broadband, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of our markets using an IP-based technology platform and networks that employ fiber-optic fixed wireless technologies and hybrid fiber coaxial cable.

From our inception in 1995 until 1998, our main activities consisted of acquiring licenses and authorizations in our various market countries, acquiring building access rights, hiring management and other key personnel, developing operating systems and activities directly associated with the acquisition and deployment of our various networks. During fiscal 1998, we acquired the ability to provide, or introduced, significant bundled telecommunications services in our markets.

Since our inception, we have sustained significant net losses and negative cash flow. We expect the losses and negative cash flow to continue until we develop a customer base that will generate sufficient revenues to fund our operating expenses. We expect that our 2001 operating and net losses and negative operating cash flow will be greater than in 2000. We also anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. Our ability to manage the problems associated with our expansion will depend, among other things on, our ability to monitor operations, control costs, maintain effective quality control, secure necessary interconnect and regulatory approvals, expand internal management, technical, information and accounting systems and attract, assimilate and retain qualified management and professional personnel. Our inability or failure to effectively manage these issues could result in significant subscriber turnover, stagnant or decreasing subscriber growth, our inability to meet our contractual obligations for continued funding under our various vendor financing relationships such as with Alcatel, managerial inefficiencies, missed corporate opportunities and continuing or increased losses.

The difficulties in managing these various business issues will be compounded by a number of the unique attributes of our business operations and our strategy for becoming a premier facilities-based telecommunications provider in our various markets. For example, we use, as part of our operating network, wireless technology. This technology has been used by other telecommunications providers for a significant period of time, but our point-to-multipoint technology has only been commercially used on a limited basis. We selected that technology because we believe it complements the wireline technologies we otherwise employ in our networks, but if that technology does not perform as expected or provide the advantages that we expect, our business, financial condition and the results of our operations may be materially and adversely affected. Further, we employ an IP-based technology platform that uses packet switching to transmit voice, video and data elements over the same network. We believe that IP-based packet-switched networks have less overhead and greater capacity than traditionally used technology platforms but, in the past, there have been issues regarding the quality of service provided by those platforms. We believe that the quality of services provided by other transport systems has been incorporated into the newer generations of IP switches and bandwidth managers, but if our technology platform does not perform as expected or provide the advantages we expect, our business, financial condition and the results of our operations could also be materially and adversely affected. Also, as part of our operations in some of our markets, we rely on network capacity that we lease from third parties, some of which may be our competitors in the market. Those parties may not have the same incentive as other, non-competitive, network owners to maintain those existing relationships with us on terms which promote our competitive advantage.

Results of Our Operations

2000 Compared to 1999

Revenues. Our revenues for 2000 totaled $35 million, compared to $9.1 million for 1999, representing a $25.9 million increase in revenues. The following table shows our revenues by region for 2000 and 1999:

         TOTAL REVENUES                         2000                1999
         (in thousands)
         Mexico (Intervan)                    $ 16,529            $   172
         Venezuela (Inter@net)                   1,132              1,156
         Central America                        17,366              7,772
                                              --------           ---------
              Consolidated total              $ 35,027           $  9,100
                                              ========           ========

The increase in our 2000 revenues was primarily attributable to ownership of the operating entities of Intervan (Mexico) and GBNet (Central America) for all twelve months of 2000. GBNet operations contributed $4.3 million in 2000 revenues. The Company also acquired Metrotelecom (Central America) in April 2000, which contributed $4.3 million in revenues in 2000.

Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $21.4 million in 2000, an increase of $18.2 million over 1999. Of total variable cost of services for 2000, $12.8 million related to our Intervan operations in Mexico. The significant increase in variable cost of services reflects growth in our revenues, including completing significant acquisitions in December 1999 and April 2000.

Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $17.9 million, an increase of $12.1 million (or 210%), from 1999. We maintained a total of 471 employees at December 31, 1999, of which 165 employees related to companies we acquired in December 1999. The adjusted headcount of 306 employees for December 31, 1999, compared to 773 employees at December 31, 2000 reflects an employee headcount increase of almost 153%. The increase in employee headcount reflects significant employee hiring in primarily the sales, marketing and technical departments to support our planned significant growth in operations. The increase in employee headcount also reflects normal increases associated with our growing operations, combined with the employees we acquired during the month of April 2000 with our purchase of Metrotelecom, which had 154 employees at December 31, 2000. We increased the salaries, wages and benefits of our personnel to match market rates and increases in cost of living.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $14.9 million in 2000, an increase of $7.9 million (or 110%) compared to 1999. The increase in SG&A expenses reflects growth in our operations, including completing three significant acquisitions in April 2000 and December 1999, as well as the increased development of our networks. The increase in SG&A reflects:

     o Travel, advertising and promotion costs increased $3.4 million to a total of $4.4 million in 2000, compared to only $1.0 million in 1999. This significant increase in expenses is the result of the rapid development of our operations into Central America, Venezuela and Mexico.

     o Consulting and legal fees, which totaled $3.9 million, compared with $2.7 million for 1999.

     o Other operating expenses such as rent and lease expenses for office space and equipment increased to $2 million in 2000, compared to $0.4 million for 1999.

     o On a consolidated basis, we recorded a provision for doubtful accounts of $1.4 million in 2000, compared to $0.4 million in 1999 as a result of three significant acquisitions and increased operations.

Stock Compensation Expense. We incurred non-cash stock compensation expense in 2000 of $0.2 million compared to $1.3 million in 1999.

Depreciation and Amortization. Our depreciation and amortization expense totaled $14.1 million in 2000, representing an increase of $8.8 million over 1999. The significant increase reflects the amortization of intangible assets relating to our three significant acquisitions in December 1999 and April 2000. Additionally, the increase reflects the depreciation expense from network assets obtained through acquisitions and foreign subsidiary network asset purchases.

Interest Income and Interest Expense. Our interest income increased $0.6 million for a total of almost $1.0 million, in 2000 due to a higher average cash investment balance during 2000. Interest expense for 2000 of $3.7 million remained constant compared to interest expense in 1999. The average interest rate recorded on our indebtedness outstanding as of 2000 was approximately 11%, compared to approximately 10.75% for 1999.

Provision for Income Taxes. We recorded a provision for income taxes of $0.03 million in 2000, compared to $0.05 million for 1999.

Net Loss. We incurred a net loss attributable to common shareholders of $33.3 million in 2000, an increase of $13.0 million, compared to 1999. The principal reasons for the increase were:

     o a $12.1 million increase in salary and benefits expense attributable to acquisitions and as a result of significant growth in employee headcount to support planned operations.

     o an $8.9 million increase in depreciation and amortization expense on intangible assets as a result of acquisitions and the build-out of our networks.

     o a $7.8 million increase in SG&A expenses due to the growth in our operations and as a result of acquisitions.

     o the above increases were offset by a $7.7 million increase in net revenues over variable cost of services, a $1.2 million increase in minority interest loss and a $1 million decrease in non-cash stock compensation expense. Additionally, in 1999 there was a one-time significant asset impairment of $5.7 million which was not required in 2000.

1999 Compared to 1998

Revenues. Our Revenues for 1999 totaled $9.1 million, compared to $3.1 million for 1998, representing a $6.0 million increase from revenues for 1999. The following table shows our revenues by operating subsidiary for 1999 and 1998:

         TOTAL REVENUES                      1999                 1998
         (in thousands)
         Mexico (Intervan) (1)            $   172               $    -
         Venezuela (Inter@net) (2)          1,156                  399
         Central America (3)                7,772                2,714
                                          -------               -------
              Consolidated total          $ 9,100               $ 3,113
                                          =======               =======
-------------------
(1)      1999 revenue includes only eight days of ownership.
(2)      1998 revenue represents less than six months of ownership.
(3) 1999 revenue includes only sixteen days of ownership of the GBNet entity.

The increase in our 1999 revenues was primarily attributable to ownership of the Inter@net and Chispa entities for all twelve months of 1999. Chispa's customer base grew from 25,176 customers in 1998 to 29,276 customers in 1999, an increase of 4,100 customers, or 16%. In addition to the growth of the customer base, Chispa began offering dial up Internet services and high-speed data services to residential and corporate customers during the latter half of 1999.

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

Selling, General and Administrative Expenses. We incurred SG&A expenses of $7.0 million in 1999, an increase of $2.3 million (or 46%) compared to 1998. The $2.3 million increase in SG&A expenses reflects growth in our operations, including completing significant acquisitions in 1999 and 1998, as well as the increased development of our networks. The increase in SG&A reflects:

     o Consulting, legal and tax advisor fees, which totaled $2.7 million, compared with $2.3 million for 1998

     o Travel and promotion costs increased by 45%, to $1 million in 1999, compared to $0.7 million in 1998. These expenses relate primarily to the expansion of our operations into Central America and Mexico, the significant private equity and credit facility we completed in October 1999 and the expenses involved with signing the vendor and equipment financing agreement with Alcatel.

     o On a consolidated basis, we recorded a provision for doubtful accounts of $0.4 million, compared to $0.04 in 1998 as a result of payment arrears and increased operations.

Stock Compensation Expense. We incurred non-cash stock compensation expense in 1999 of $1.2 million.

Depreciation and Amortization. Our depreciation and amortization expense totaled $5.3 million in 1999, representing an increase of $2.4 million over 1998. The increase relates primarily to amortization of intangible assets relating to our acquisitions.

Asset Impairment. Since 1997, we had owned approximately 78% of the stock of Viva Vision, which acts as the operating company for the local multi-point distribution service license held by Centurion. The total purchase price for our interest in Viva Vision was approximately $8,300,000, of which the majority of the purchase price was allocated to an intangible asset. In connection with the Viva Vision transaction, we also acquired an 8.46% interest in Centurion for approximately $845,000. During the fourth quarter of fiscal 1999, we determined that our related Viva Vision recorded assets and intangible assets and our investment in Centurion, totaling approximately $5.7 million as of December 31, 1999 may be impaired. As a result, a recoverability and fair value assessment of the related assets in accordance with generally accepted accounting principles was completed by management, which concluded that the assets would not be recovered. Accordingly, we recorded an impairment of $5.7 million for the year ended December 31, 1999.

Interest Expense and Interest Income. Our interest expense totaled $3.7 million in 1999, an increase of $3 million over 1998. The significant increase in interest expense was primarily attributable to our increased indebtedness from acquisition and financing activities. The average interest rate recorded on our indebtedness outstanding as of 1999 was approximately 10.75%, compared to approximately 10% for 1998. Interest income increased $0.2 million due to higher average cash investments during 1999.

Provision for Income Taxes. We recorded a provision for income taxes of $0.05 million in 1999, compared to none for 1998. Chispa, which operates in El Salvador, recognized the majority of this income tax expense.

Net Loss. We incurred a net loss of $20.3 million in 1999, an increase of $10.1 million, compared to 1998. The principal reasons for the increase were:

     o    the  $5.7  million   impairment  of  our  Viva  Vision  and  Centurion
          intangible assets

     o the $3 million increase in salary and benefits attributable to acquisitions and our increase in employee headcount to support planned growth.

     o the $3 million increase in interest expense attributable to our increased indebtedness as a result of acquisitions

     o the $2.4 million increase primarily relating to amortization expense on intangible assets as a result of acquisitions

     o the $2.3 million increase in SG&A expenses due to the growth in our operations.

     o the above increases were offset by a $4.6 million increase in net revenues over variable cost of services and a $1.4 million increase in minority interest loss

Liquidity and Capital Resources

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

We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico, Venezuela and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2001 from a combination of the following:

     o    operating revenues

     o    unused proceeds from our February 2001 financing

     o the sale of all or a portion of our operations in El Salvador and the sale of our CATV operations in Guatemala

     o    additional equity or debt financings.

We anticipate that we will require a minimum of $20 million during 2001 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter. If we spend over $20 million for capital expenditures, as noted above, we would anticipate meeting a portion of our capital requirements through draw downs on the Alcatel facility. Under the terms of the January amendment to our agreements with Alcatel, we are required to obtain additional equity financing (as well as meet operational milestones) in order to make further draw downs on the Alcatel facility and obtain reimbursement of certain amounts we have paid or will pay prior to the reimbursement. As of the date of this report, we have not met one of the amended operating covenants, and therefore, have been unable to draw down on the Alcatel facility. We intend to work with Alcatel to renegotiate the operating covenants to provide us with the ability to make further draw downs on the facility. We can make no assurances that Alcatel will agree to any such modifications. Further, as of the date of this report, we are not in compliance with the payment covenants of the equipment purchasing provision of the Alcatel agreements. We are negotiating a waiver of those payment provisions with Alcatel, but we have not yet received (and there can be no assurance that we will obtain) Alcatel's agreement to the waiver, or that Alcatel will agree to modify the payment provisions in a manner which we believe is acceptable. As a result, Alcatel has the right to accelerate the maturity of the amounts we have drawn under the facility and pursue its remedies for default.



If we are able to obtain a waiver or modification of the payment provisions, but are still unable to make draw downs on the Alcatel facility (and receive reimbursement of certain amounts we have paid or will pay thereunder), the amount of our capital expenditures could be reduced significantly. Also as noted above, we intend to meet a portion of our capital requirements through the sale of our equity or debt securities and through the sale of certain of our assets, including all or a portion of our Guatemala and El Salvador operations. There can be no assurance, however, that we will be able to complete any such financings or sales on terms acceptable to us, or on any terms, in part because of the current state of the telecommunications industry. The telecommunications market dropped dramatically during 2000, and from March 2000 through the end of the year, the market value of telecommunications companies decreased significantly. The values of telecommunications companies have also been adversely affected by the experience of the established telecommunications vendors, which have recently experienced increasing problems in collecting payments for their equipment. As a result of these factors, investors and lenders are carefully evaluating prospective investment opportunities in and the investment values of telecommunications companies that are seeking investments. If we are unable to obtain additional equity capital as a result of the factors noted above in this paragraph, or otherwise, our ability to make draw downs on the Alcatel facility (and receive reimbursement of certain amounts we have paid or will pay thereunder) also could be adversely affected.

During 2000, our operating  activities  used $15.6  million,  compared with $4.8 million  during  1999.  Our  investing  activities  used $36.3  million in 2000, compared with $31.6 million during 1999. These changes are primarily attributable to the increase in working capital requirements and purchases of property and equipment totaling $32.6 million in 2000 related to our rapidly expanding operations. Financing activities, principally the option exercise from our October 1999 financing and draw downs on the Alcatel facility, provided $29.9 million in net cash flow during 2000, compared to $58.4 million in 1999.

As of December 31, 2000, we had current assets of $16.5 million, compared to $31.0 million as of December 31, 1999, for a decrease of $14.5 million. The decrease in current assets was primarily due to a decrease in cash related to payments for working capital and capital expenditures.

The cash flow generated by our foreign operations will not be sufficient to cover our planned significant operational growth in the coming fiscal year. Our ability to execute our business plan will be dependent on our efforts to obtain additional sources of funds to finance our business plan.

We have the ability to moderate our capital spending and losses by varying the number and extent of our market build out activities and the services we offer in our various markets. If we elect to slow the speed, or narrow the focus, of our business plan, we will be able to reduce our capital requirements and losses. The actual costs of building out and launching our markets would depend on a number of factors, however, including our ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of the services that we may offer, regulatory changes and changes in technology. In addition, actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and such variations are likely to affect how much additional financing we will need for our operations. Accordingly, there can be no assurance that our actual financial needs will not exceed the anticipated amounts available to us, including from new, third parties, described above. If we are required to conserve our operating cash by slowing the buildout of our networks, decreasing our marketability efforts or otherwise modifying our service offerings or the manner and timing of the way we implement our business plan, our ability to meet the operational milestones set forth in the January 2001 amendment to our Alcatel agreements could be adversely affected, perhaps materially. If we are unable to meet those operations milestones, we will not be able to make further draw downs on the Alcatel facility or obtain reimbursements of certain amounts we have paid on or will pay Alcatel under the facility.

To the extent we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. Our subsidiaries or affiliates could also obtain financing from third parties, but there can be no assurance our subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms which are economically acceptable to us.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Paragraph 16(a) of the Securities Exchange Act of 1934, or the "Exchange Act", requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities, which we refer to collectively as "Reporting Persons", to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements. We have not received copies of filings on Forms 3, 4 or 5 from any such Reporting Person for the year ended December 31, 2000.

                               REPORTS ON FORM 8-K

We have filed the following reports on Form 8-K during the period covered by this report:

     o An 8-K/A filed January 6, 2000, relating to our acquisition of GBNet and its operations in Central America.

     o An 8-K filed January 13, 2000, relating to our acquisition, on December 24, 1999, of Intervan.

     o An 8-K filed January 21, 2000, relating to a shareholder's meeting that we held on January 14, 2000, at which our shareholders approved an increase in the maximum number of board members, ratified and approved the appointment of our independent public accountants, and elected certain members of our board of directors.

     o An 8-K/A filed February 28, 2000, pursuant to which we filed certain financial statements relating to our acquisition of GBNet Corporation.

     o An 8-K/A filed March 13, 2000, pursuant to which we filed certain financial statements relating to our acquisition of Intervan.

     o An 8-K filed May 1, 2000, relating to our acquisition of our operating companies in Guatemala.

     o An 8-K filed July 11, 2000, relating to our vendor financing arrangements with Alcatel and the restructuring of our operations to create Latin American Broadband, Inc. and, thereafter, to transfer essentially all of the assets of our parent corporation to Latin American Broadband, Inc.

PART F/S

The  following  financial   information  is  provided  in  accordance  with  the
requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

          Item                                                       Page
          ----                                                       ----
          Independent Auditors' Report                                47
          Consolidated Balance Sheets                                 48
          Consolidated Statements of Operations                       49
          Consolidated Statements of Cash Flows                       50
          Consolidated Statements of Stockholders' Equity             51
          Notes to Consolidated Financial Statements                  52

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Convergence Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Convergence Communications, Inc. and subsidiaries, (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Exhibit 99. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's negative working capital and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 28, 2001

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------

                                                                                    December 31,       December 31,
                                                                                        2000               1999
                                                                                   ---------------    ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 4,193,170       $ 26,303,296
    Accounts receivable - net                                                           5,244,893          3,180,748
    Inventory - net                                                                       910,204            262,177
    Value added tax receivable                                                          4,048,900                  -
    Prepaid expenses and other                                                          2,129,438          1,225,490
                                                                                   ---------------    ---------------
                 Total current assets                                                  16,526,605         30,971,711

PROPERTY AND EQUIPMENT - net                                                           56,652,546         28,446,776

INTANGIBLE ASSETS - net                                                                46,513,030         36,660,025

OTHER ASSETS
    Debt issue costs                                                                    5,550,687                  -
    Other                                                                               1,475,034          1,126,011
                                                                                   ---------------    ---------------
                 Total other assets                                                     7,025,721          1,126,011
                                                                                   ---------------    ---------------
TOTAL ASSETS                                                                        $ 126,717,902       $ 97,204,523
                                                                                   ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt (payable to related party)                                        $ 3,000,000                  -
    Notes payable - current portion                                                    22,298,447       $ 11,190,987
    Current portion of long-term debt (payable to related party)                        1,436,519                  -
    Accounts payable and accrued liabilities                                           21,944,835          6,973,605
                                                                                   ---------------    ---------------
                 Total current liabilities                                             48,679,801         18,164,592

LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                                  12,274,717         11,389,937
    Long-term debt (payable to related parties)                                         4,769,497          2,595,634
    Other long-term liabilities                                                           392,239            185,686
                                                                                   ---------------    ---------------
                 Total long-term liabilities                                           17,436,453         14,171,257

MINORITY INTEREST IN SUBSIDIARIES                                                       2,012,603          5,493,394
                                                                                   ---------------    ---------------
                 Total liabilities                                                     68,128,857         37,829,243

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
    Series "B" Preferred stock; $0.001 par value; 750,000 shares authorized:
       101,374 shares outstanding in 1999.                                                      -                101
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       13,620,472 and 9,728,909 shares outstanding in 2000 and 1999, respectively.         13,620              9,729
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,921,094 and 11,585,489 shares outstanding in 2000 and 1999, respectively         11,921             11,585
    Additional paid-in capital                                                        127,897,441         95,147,893
    Accumulated deficit                                                               (69,089,076)       (35,764,016)
    Accumulated other comprehensive loss                                                 (244,861)           (30,012)
                                                                                   ---------------    ---------------
                 Total stockholders' equity                                            58,589,045         59,375,280
                                                                                   ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 126,717,902       $ 97,204,523
                                                                                   ===============    ===============


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS  ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------

                                                                Year Ended         Year Ended
                                                               December 31,       December 31,
                                                                   2000               1999
                                                              ----------------   ----------------
NET REVENUES FROM SERVICES                                       $ 35,027,458        $ 9,099,054
                                                              ----------------   ----------------
COSTS AND EXPENSES:
    Variable cost of services                                      21,400,503          3,202,017
    Salaries, wages and benefits                                   17,872,673          5,768,580
    Selling, general and administrative                            14,938,511          7,114,111
    Depreciation and amortization                                  14,160,812          5,308,489
    Asset impairment (Note 2)                                               -          5,680,101
    Stock option compensation expense                                 248,293          1,251,349
                                                              ----------------   ----------------
                 Total costs and expenses                          68,620,792         28,324,647
                                                              ----------------   ----------------
OPERATING LOSS                                                    (33,593,334)       (19,225,593)

OTHER INCOME (EXPENSE):
    Interest income                                                   966,170            427,953
    Interest expense                                               (3,693,887)        (3,702,770)
    Net gain (loss) on foreign exchange                              (102,013)            27,491
                                                              ----------------   ----------------
                 Total other expense                               (2,829,730)        (3,247,326)
                                                              ----------------   ----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                    (36,423,064)       (22,472,919)

PROVISION FOR INCOME TAXES                                            (30,786)           (50,183)
                                                              ----------------   ----------------
LOSS BEFORE MINORITY INTEREST                                     (36,453,850)       (22,523,102)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                           3,480,790          2,245,623
                                                              ----------------   ----------------
NET LOSS                                                          (32,973,060)       (20,277,479)

NON-CASH REMEASUREMENT OF OPTIONS (Note 12)                          (352,000)                 -
                                                              ----------------   ----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                    $ (33,325,060)     $ (20,277,479)
                                                              ================   ================
Net loss per basic and diluted common share                           $ (1.44)           $ (1.48)
                                                              ================   ================
Weighted-average number of common shares:

    Basic and diluted                                              23,149,752         13,660,881
                                                              ================   ================


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------

                                                                  Year Ended       Year Ended
                                                                   December 31,   December 31,
                                                                     2000             1999
                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(32,973,060)    $(20,277,479)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                             14,160,812        5,308,489
          Provision for bad debts                                    1,387,255          363,005
          Minority interest in loss of subsidiaries                 (3,480,790)      (2,245,623)
          Asset impairment                                                   -        5,680,101
          Stock-based compensation expense                             248,293        1,251,349
          Amortization of discount on notes payable                  2,136,826          682,440
          Issuance of warrants below fair value                         13,251          162,191
          Change in assets and liabilities, net of effects
            of acquisitions:
            Accounts receivable                                     (3,000,749)        (573,033)
            Due from affiliates                                              -        5,000,000
            Inventory                                                 (648,027)         (81,376)
            Other current assets                                    (4,906,316)        (687,897)
            Other assets                                              (844,960)        (561,485)
            Accounts payable and accrued liabilities                12,044,039        1,111,373
            Other long-term liabilities                                206,553           50,595
                                                                 --------------   --------------
                 Net cash used in operating activities             (15,656,873)      (4,817,350)
                                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in Metrotelecom acquisition, net                      (3,417,851)               -
    Cash paid in GBNet acquisition, net                                      -       (4,000,000)
    Cash paid in Intervan acquisition, net                                   -      (13,979,747)
    Purchases of wireless licenses and related expenses               (275,000)        (512,944)
    Purchases of property and equipment                            (32,580,126)     (13,087,570)
                                                                 --------------   --------------
                 Net cash used in investing activities             (36,272,977)     (31,580,261)
                                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of minority interest                                     (175,000)               -
    Increase in minority interest from issuance of subsidiary common stock   -        5,725,000
    Net proceeds from issuance of Series "C" Preferred Stock        27,374,162       53,578,039
    Repurchases of treasury stock prior to retirement                        -       (1,215,860)
    Proceeds from short-term debt                                    6,500,000       11,935,422
    Payments on related party borrowings                            (4,007,547)     (15,581,076)
    Payments for debt issuance costs                                (5,550,687)               -
    Proceeds from notes payable                                      7,587,664        4,335,000
    Payments on notes payable                                       (1,849,263)        (383,334)
    Net proceeds from exercise of employee stock options                   241                -
                                                                 --------------   --------------
                 Net cash provided by financing activities          29,879,570       58,393,191
                                                                 --------------   --------------

EFFECT OF EXCHANGE RATES ON CASH                                       (59,846)          (7,565)
                                                                 --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (22,110,126)      21,988,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      26,303,296        4,315,281
                                                                 --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 4,193,170     $ 26,303,296
                                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                           $ 896,476     $  1,621,896
                                                                 ==============   ==============
    Cash paid during the year for income taxes (including prepaid)   $ 126,732        $ 113,418
                                                                 ==============   ==============

See Note 16 to the consolidated financial statements for other non-cash financing and investing activities.

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Preferred Stock
                                                                ----------------------------------------------
                                                                      Series "B"               Series "C"          Common Stock
                                                                --------------------  ----------------------- ----------------------
                                                   Total         Shares     Amount      Shares      Amount      Shares       Amount
                                                -------------   ---------  ---------  -----------  ---------- -----------  ---------
BALANCE, DECEMBER 31, 1998                      $ 10,684,526     101,374      $ 101            -           -  11,738,277   $ 11,738
Comprehensive loss:
    Net loss for the year ended December 31,     (20,277,479)
    1999 Other comprehensive loss consisting of
      foreign currency translation adjustment         (9,497)
                                                -------------   ---------  ---------  -----------  ---------- -----------  ---------

      Total comprehensive loss                   (20,286,976)          -          -            -           -           -           -

Issuance of Series "C" Preferred Stock, net       67,794,198                           9,728,909     $ 9,729
Issuance of warrants                                 750,677
Repurchases and retirements of common stock       (1,215,860)                                                   (152,788)      (153)
Forgiveness of related party liability               235,175
Issuance of warrants on debt                         162,191
Issuance of options for common shares
    below fair value                               1,251,349
                                                                ---------  ---------  -----------  ---------- -----------  ---------
BALANCE, DECEMBER 31, 1999                        59,375,280     101,374        101    9,728,909       9,729  11,585,489     11,585
Comprehensive loss:
    Net loss for year ended December 31, 2000    (32,973,060)
    Other comprehensive loss consisting of
      foreign currency translation adjustment       (214,849)

                                                -------------   ---------  ---------  -----------  ---------- -----------  ---------

      Total comprehensive loss                   (33,187,909)          -          -            -           -           -          -
Acquisition of Metrotelecom stock for
    CCI common shares                              1,000,000                                                     121,212        121
Acquisition of stock from former officer                   -     (71,853)       (72)                            (328,510)      (328)
Conversion of Series B to common shares                    -     (29,521)       (29)                             125,237        125
Non-cash remeasurement of options                          -
Exercise of shareholder stock options             27,374,162                           3,891,563       3,891
Exercise of employee stock options                       241                                                      11,000         11
Issuance of common shares for minority interest    3,765,727                                                     406,666        407
Issuance of warrants on Alcatel debt                  13,251
Issuance of options for common shares
    below fair value                                 248,293

                                                -------------   ---------  ---------  -----------  ---------- -----------  ---------

BALANCE, DECEMBER 31, 2000                      $ 58,589,045           -          -   13,620,472    $ 13,620  11,921,094   $ 11,921
                                                =============   =========  =========  ===========  ========== ===========  =========

                                                        (CONTINUED ON NEXT PAGE)

                                                  (CONTINUED FROM PREVIOUS PAGE)

                                                                                  Accumulated
                                                   Additional                    Other Compre-
                                                     Paid-in       Accumulated      hensive
                                                     Capital         Deficit        (Loss)
                                                  -------------    ------------  ---------------
BALANCE, DECEMBER 31, 1998                        $ 26,179,739    $(15,486,537)      $ (20,515)
Comprehensive loss:
    Net loss for the year ended December 31, 1999                  (20,277,479)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                           (9,497)
                                                  --------------   ------------  ---------------
      Total comprehensive loss                               -     (20,277,479)         (9,497)

Issuance of Series "C" Preferred Stock, net         67,784,469
Issuance of warrants                                   750,677
Repurchases and retirements of common stock         (1,215,707)
Forgiveness of related party liability                 235,175
Issuance of warrants on debt                           162,191
Issuance of options for common shares
    below fair value                                 1,251,349
                                                  --------------   ------------  ---------------
BALANCE, DECEMBER 31, 1999                          95,147,893     (35,764,016)        (30,012)
Comprehensive loss:
    Net loss for year ended December 31, 2000                      (32,973,060)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                         (214,849)
                                                  --------------   ------------  ---------------
      Total comprehensive loss                               -     (32,973,060)       (214,849)
Acquisition of Metrotelecom stock for
    CCI common shares                                  999,879
Acquisition of stock from former officer                   400
Conversion of Series B to common shares                    (96)
Non-cash remeasurement of options                      352,000        (352,000)
Exercise of shareholder stock options               27,370,271
Exercise of employee stock options                         230
Issuance of common shares for minority interest      3,765,320
Issuance of warrants on Alcatel debt                    13,251
Issuance of options for common shares
    below fair value                                   248,293
                                                  -------------    ------------  ---------------
BALANCE, DECEMBER 31, 2000                       $ 127,897,441    $(69,089,076)     $ (244,861)
                                                 ==============    ============  ===============


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         Business Description - Convergence Communications, Inc. and subsidiaries (the "Company"), is a Latin American facilities-based telecommunications company which owns and operates IP-based, broadband metropolitan area networks. The Company offers a menu of broadband connectivity, IP-telephony, high-speed Internet access, web-site hosting, virtual private networks, e-commerce and pay television services to businesses and consumers in Latin America.

         From its inception, the Company has focused on providing telecommunications services using high-speed transmission networks within and across national borders. The Company intends to capitalize on the rapidly growing demand for telecommunications services in countries emerging from developing and state-controlled economies and where there is growing liberalization of regulations governing the provision of telecommunications services.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

         At December 31, 2000, the Company's current liabilities exceeded current assets by $32,153,196. Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to its acquisition and development of its business. The Company expects to continue to experience net losses and negative cash flow through 2002, and may continue to do so thereafter while it develops and expands its business, even if individual markets of the Company become profitable.

         In addition, as of December 31, 2000, the Company was out of compliance with the operating covenants of the $175,000,000 Alcatel equipment financing facility and has not received a waiver of such noncompliance from the lender. As a result, Alcatel has the right to accelerate the maturity of the outstanding debt and the Company is unable to draw upon its faciltiy until such covenants are met. The outstanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability.

         The Company intends to meet its operational and capital expenditure requirements during 2001 from a combination of:

     o    Proceeds from its recent equity  financing of $24,585,850  (Note 17)

     o    Additional  private  equity  transactions

     o    Extending repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Optimize and control operating expense growth

     o    Sales of selected businesses (Note 17)

         Management intends to work with Alcatel to renegotiate the operating covenants under the Alcatel financing facility, which, if successful, might allow the company to extend repayment terms and draw for equipment purchases. The Company has no assurance that it will be able to obtain additional equity and debt financing, to renegotiate operating covenants or draw upon the Alcatel facility, or to optimize, control or reduce operating and capital expenditures in amounts sufficient for the Company to continue as a going concern.

         Principles of Consolidation - The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly and majority-owned subsidiaries, its 32.6% interest in Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A, and its 49% voting interest in International Van, S. A. de C.V. ("Intervan") (Note 12). The Company has operating control and 50% of the Board of Directors seats of Chispa. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with original maturities of three months or less at the time of purchase.

         Accounts Receivable - No single customer accounted for greater than 10% of accounts receivable at December 31, 2000 and 1999. The allowance for doubtful accounts was $1,225,627 and $366,448 at December 31, 2000 and 1999, respectively.

         Inventories - Inventories of subscriber installation materials and subscriber converter boxes are stated at the lower of average cost or market. The inventory balance reflects an approximate inventory reserve of $215,000 and $260,000 for excess and obsolescence at December 31, 2000 and 1999, respectively.

         Property and Equipment - Property and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

                                                             Life in years
              Buildings and improvements                     10 - 20 years
              Telecommunications equipment                    2 -  10 years
              Furniture, fixtures and office equipment        2 - 10 years
              Telecommunications  network                    12 - 20 years

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

         Since 1997, the Company has owned 78.14% of the stock of Caracas Viva Vision TV, S.A., a Venezuelan Corporation ("Viva Vision") which acted as the operating company for the local multi-point distribution service ("LMDS") license held by Comunicaciones Centurion S.A. ("Centurion"). During the fourth quarter of fiscal 1999, the Company determined that the Visa Vision recorded assets and intangible assets and the investment in Centurion totaling $5,680,000 as of December 31, 1999 was impaired. As a result, a recoverability and fair value assessment of the related assets in accordance with generally accepted accounting principles was completed by management, which concluded that the assets would not be recovered. Accordingly, management recorded an impairment of $5,680,000 for the year ended December 31, 1999.

         Effective July 5, 2000, the Company canceled certain Company shares, previously issued as part of the purchase price of Viva Vision, in exchange for returning all outstanding Viva Vision shares as settlement of litigation with one of the original sellers of the Viva Vision acquisition (See Note 14). This exchange of non-monetary assets was recorded through additional paid-in capital as an acquisition of treasury stock.

         Revenue Recognition - The Company provides telecommunication services to its customers pursuant to contracts that range from six months to five years. The customer generally pays an installation charge and a monthly fee based on the quantity and type of equipment installed. Revenue is recorded monthly as services are provided. Revenues for multi-channel television services are recognized in the period during which the services are provided. All revenues and expenses are recorded on the accrual basis.

         Stock Based Compensation - The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles
         Board  Opinion  ("APB")  No.  25,   "Accounting  for  Stock  Issued  to
         Employees."

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

         Foreign Currency Translation - All of the Company's subsidiaries, except for GBNet Corporation ("GBNet"), operate using the local currency as the functional currency. GBNet uses the U.S. dollar as the functional currency. Accordingly, all assets and liabilities of these subsidiaries, except for GBNet are translated at current exchange rates at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustments have been recorded as an accumulated other comprehensive loss, a separate component of stockholders' equity.

         Net Loss Per Basic and Diluted Common Shares - Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000) and Series C preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At December 31, 2000 and 1999, all options and warrants were anti-dilutive due to the losses of the Company.

         Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt. The fair value of such financial instruments has been determined using available market information and interest rates as of December 31, 2000 and 1999. The recorded value of each financial instrument approximates its fair value as receivables and payables are near term and the interest rates on short and long-term debt approximate current market rates.

         Recently Issued Financial Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 was adopted by the Company as of January 1, 2001. The adoption of SFAS No. 133 does not have a material impact on the Company's financial statements.

         Reclassifications - Certain reclassifications of previously reported 1999 amounts have been made to conform to the 2000 classifications.

3.       ACQUISITIONS

         Metrotelecom Acquisition - On April 5, 2000, the Company purchased Grupo Metrotelecom, S.A. and its subsidiaries, Cybernet de Guatemala, S.A. and Cybercable de Centroamerica, S.A. (collectively "Metrotelecom"). The purchase price for Metrotelecom was $13,500,000 ($12,909,610 effective purchase price including the discount on the notes of $590,390). The Company paid $3,750,000 of the purchase price in cash at the closing and issued 121,212 common shares with a fair value of $1,000,000. The Company also issued four promissory notes totaling $8,750,000. The notes are due on the first through fourth anniversaries of the closing, and bear interest at the rate of 7% per annum. The notes were recorded at the present value of $8,159,610, which reflects a 10.75% estimated market rate of interest. The note due on the first anniversary is for $4,750,000, and each of the remaining three notes is for $1,333,333. The amount of the first note is subject to adjustment, depending on the cash balance and intercompany debt of the Metrotelecom companies as of the closing date.

         The purchase price was allocated as follows:

   Current assets                                    $            979,331
   Property and equipment                                       1,302,475
   Other assets                                                    38,006
   Intangible assets (primarily subscriber rights)             12,749,333
   Liabilities assumed                                         (2,159,535)
                                                       ------------------
                                                      $        12,909,610
                                                       ==================


         Intervan Acquisition - On December 24, 1999, Convergence Communications, S.A. de C.V. ("CCI Mexico"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Intervan. The total purchase price for Intervan was approximately $21,000,000 ($20,338,705 effective purchase price including the discount on the notes of $661,295), of which CCI Mexico paid $15,000,000 in cash at the closing. The balance of the purchase price was paid through CCI Mexico's delivery of two promissory notes, which are due on the first and second anniversaries of the closing. The first promissory note due of $4,500,000 was non-interest bearing and was repaid in February 2001 (Note 17). The promissory note due on December 24, 2001 is in the face amount of $1,500,000 and bears interest during the second year at the rate of 8% per annum. The notes were recorded at the present value of $5,265,563, which reflects a 10.75% estimated market rate of interest.

         The purchase price was allocated as follows:

     Current assets                                     $         3,749,864
     Property and equipment                                       5,136,584
     Other assets                                                   851,128
     Intangible assets (primarily subscriber rights)             13,344,581
     Liabilities assumed                                         (2,743,452)
                                                          ------------------
                                                        $        20,338,705
                                                         ==================

         GBNet Acquisition - On December 15, 1999, the Company completed the acquisition of all of the outstanding capital stock of GBNet from General Business Machines ("GBM") for a total purchase price of $13,000,000, of which the Company paid $4,000,000 in cash at the closing. The balance of the purchase price, or $9,000,000 (after discount of promissory notes at 10.75%, the imputed and estimated market interest rate), was paid through the delivery of four promissory notes, which are due on the first through fourth anniversaries of the closing. The first note, in the amount of $2,468,000 including interest was due on December 14, 2000. Fifty percent of the first note was repaid on December 14, 2000 and the remainder was repaid in February 2001 (Note 17). The Company's obligations to pay the deferred portions of the purchase price are secured by a pledge of the shares of GBNet, as well as its operating subsidiaries. A portion of those pledged shares will be released to the Company as it pays down the promissory notes. GBM will be entitled to retain at least 51% of the pledged shares until the Company pays all amounts due under the promissory notes.

         In connection with the acquisition, GBM and GBNet entered into a number of ancillary agreements, including (1) a commercialization agreement, pursuant to which each of GBNet and GBM agreed to recommend one another as preferred providers of services and products, (2) an equipment purchase agreement, pursuant to which GBM agreed to provide GBNet with preferred purchasing terms for any IBM equipment it acquires from GBM for its operations, and (3) a network management agreement pursuant to which GBNet will provide GBM with managed data network services frame relay-based connections.

         The purchase price was allocated as follows:

      Current assets                                       $          268,161
      Property and equipment                                        2,872,908
      Intangible assets (primarily subscriber rights)               9,858,931
                                                             -----------------
                                                           $       13,000,000
                                                             =================

         Pro Forma Effect of Acquisitions - The following pro forma information reflects the results of the Company's operations as if the Metrotelecom, Intervan and GBNet acquisitions had occurred as of January 1, 1999.

                                                 Years Ended December 31,
Pro forma results                              2000                   1999
                                       -----------------      -----------------
     Revenues                          $     36,473,505    $        33,470,276
     Net loss                          $    (34,176,943)   $       (26,215,870)
   Net loss per common share and
     common share equivalent
     (basic and diluted)               $          (1.47)   $             (1.90)

         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the combined companies.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                   2000                 1999
                                            ----------------     ---------------
 Land                                        $      586,400      $      586,400
 Buildings and improvements                         751,081             325,754
 Telecommunications equipment                    35,932,359          26,550,630
 Furniture, fixtures and office equipment         5,084,015           1,637,135
                                            ----------------     ---------------
                Total                            42,353,855          29,099,919
 Less - accumulated depreciation                 (7,949,614)         (4,339,524)
                                            ----------------     ---------------
                Total                            34,404,241          24,760,395
 Telecom network construction in progress        22,248,305           3,686,381
                                            ----------------     ---------------
 Property and equipment, net                 $   56,652,546      $   28,446,776
                                            ================     ===============

5.       INTANGIBLE ASSETS

         Intangible assets and respective amortization lives consisted of the following as of December 31:


                                     2000                 1999           Years
                              -----------------     ----------------  ----------
  License rights              $      1,273,970      $       512,944     5 - 15
  Subscriber rights                 33,761,646           32,524,143     5 - 7
  Franchise rights                   6,411,528            4,111,528        20
  Goodwill                          15,772,877            2,815,598        20
                              -----------------     ----------------
                                    57,220,021           39,964,213
  Accumulated amortization         (10,706,991)          (3,304,188)
                              -----------------     ----------------
                              $     46,513,030      $    36,660,025
                              =================     ================

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following as of December 31:

                                           2000               1999
                                     ---------------     --------------
    Accounts payable              $      11,165,503   $      1,987,475
    Accrued liabilities                   9,755,584          4,238,208
    Deferred revenue                      1,023,748            747,922
                                     ---------------     --------------
        Total                     $      21,944,835   $      6,973,605
                                     ===============     ==============

7.       RELATED PARTY TRANSACTIONS

         In December 2000, the Company entered into a short-term debt agreement transaction with an affiliate of a shareholder of the Company, pursuant to which the Company borrowed $3,000,000 with an interest rate of 15%. The short-term $3,000,000 loan was repaid upon closing the Series D Private Placement (Note 17).

         In October 1999, a shareholder of the Company acquired a direct interest in Chispa for $5,525,000. In connection with that purchase, the Company acquired additional shares in Chispa by capitalizing approximately $900,000 on the amounts owed back to the Company. As a result of that transaction, the Company currently holds approximately 32.6% of Chispa. Under the management and shareholder agreements for Chispa, the Company maintains day-to-day control over Chispa's operations and is entitled to elect 50% of its directors.

         In August 1999, the Company entered into an advisory services agreement with FondElec Group, Inc., an affiliate of FondElec Essential Services Growth Fund, LP, a shareholder ("FondElec"). During 2000, the Company accrued $1,054,118 relating to certain consulting services provided to the Company and potential payments on certain future investments in the Company, including fees related to the exercise of options for Series "C" Preferred Stock in July 2000 and the long-term credit facility provided by Telematica. The Company recorded $644,118 as equity transaction costs and $210,000 as debt issue costs. During 1999, the Company paid $1,654,000 to FondElec relating to certain consulting services provided to the Company, including services related to the sale of Series "C" Preferred Stock in the October 1999 financing transactions. The Company recorded $1,281,500 as equity transaction costs and the balance as administration expenses. FondElec is also entitled to receive $50,000 per quarter for the services it provides the Company under the advisory agreement. A subsidiary of Chispa also has outstanding debt owed to FondElec of $1,269,497, plus accrued interest of $182,235 using a rate of 12%. This debt is subordinated to another third-party bank notes payable with a final maturity date of 2004.

         During 1999, the Company borrowed $8,615,924 from FondElec and $9,050,000 from Internexus, S.A. (a shareholder which subsequently transferred ownership of its equity holdings in the Company to the two shareholders of Internexus -"Internexus") for business purposes. In conjunction with the borrowings, FondElec and Internexus received warrants to purchase a total of 569,696 shares of common stock at $7.50 per share. $3,615,924 of these loans were repaid in October 1999 and the remaining $14,050,000 was converted into Series C Preferred Stock (Note 12). In conjunction with the issuance to Internexus and FondElec of the warrants, additional interest expense of $162,191 was recognized in 1999 for the difference between the interest rate at which the debt was issued and the estimated interest rate for which the debt would have been issued in the absence of the warrants.

         During 1999, the Company also purchased and subsequently retired 35,714 shares of its common stock from a shareholder for $250,000. The shareholder also forgave $235,175 of a note payable and accrued interest of the Company. As the amounts were due from a related party, the amounts of debt forgiveness were recorded as contributed capital.

         In 1998, the Company granted FondElec an option to purchase 45,000 common shares at $0.875 per share for advisory services. In 1997, the Company sold a series of secured promissory notes and warrants in private placement transactions. The Company issued warrants to purchase a total of 331,717 shares of common stock in this transaction. The warrants have a five-year exercise period and allow the holder to purchase common shares of the Company at $2.626 per share. An affiliate of FondElec, who was an investor in the notes, received a warrant for 175,954 shares of common stock. The remaining warrants were issued to non-affiliated investors.

         In connection with a reverse acquisition that occurred in 1997, the Company assumed a note payable to Transworld Telecommunications, Inc. ("TTI"). Interest on any outstanding balance accrues at 8% per annum with the principal and interest becoming due and payable in full on August 1, 2001. As of December 31, 2000, $996,707 (plus accrued interest of $439,811) was outstanding on the loan.

8.       INCOME TAXES

         The following table presents the principal reasons for the difference between the effective tax rate and the United State federal statutory income tax rate:


                                                                                    2000                1999
                                                                              -----------------    ---------------

               Federal income tax benefit at statutory rate of 34%         $       (11,330,521)  $     (6,877,280)
               State and local income taxes                                         (1,666,253)        (1,011,365)
               Foreign rate differential                                             1,573,916            769,464
               Change in valuation allowance:
               Losses in certain foreign subsidiaries with no                        5,512,581          4,644,076
                    tax benefit
               Other                                                                 5,311,498          2,312,935
                                                                                       629,565            212,353

                                                                              -----------------    ---------------
               Total                                                       $            30,786  $          50,183
                                                                              =================    ===============


         The following table presents the U.S. and foreign components of the provision for income taxes:

                                                 2000                1999
                                            ---------------    ---------------
          Current:
               Federal                   $              --  $               --
               State                                    --                  --
               Foreign                              30,786              50,183
                                                    ------      -------------
                                                    30,786              50,183
          Deferred:
               Federal                          (3,743,943)         (3,128,188)
               State                              (549,370)           (460,027)
               Foreign                          (1,219,268)         (1,055,861)
          Valuation Allowance                    5,512,581           4,644,076
                                            ---------------     ---------------
          Total Provision                $          30,786  $           50,183
                                              ===============   ===============

         As of December 31, 2000, the Company has net operating loss carryforwards of approximately $23,328,000. The net operating loss carryforwards will begin to expire in 2010. The Company also has foreign net operating loss carryforwards of approximately $7,132,000. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

         The long-term net deferred tax assets at December 31, 2000 and 1999 are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:


                                                                      2000                    1999
                                                                ------------------      -----------------
             Deferred Tax Assets:
             Net operating loss carryforwards
                   Federal                                   $          7,931,589    $         4,072,489
                   State                                                1,166,710                600,105
                   Foreign                                              3,121,030              2,069,156
             Basis in intangibles                                         498,524              1,180,804
             Related party accruals                                       144,118                161,323
             Stock options deferred                                     1,946,882              1,711,246
             Impairment of license rights                                 185,319                185,319
             Inventory reserve                                             21,134                 43,616
             Provision for bad debts                                      333,464                 96,246
             Accrued severance pay                                         38,312                 47,980
             Other                                                        322,687                  8,768
                                                                ------------------      -----------------
                      Total deferred tax asset                         15,709,769             10,177,052
             Deferred Tax Liabilities:
              Basis in fixed assets                                      (100,820)               (80,684)
             Valuation allowance                                      (15,608,949)           (10,096,368)
                                                                ------------------      -----------------
             Total net deferred tax asset                    $                 --    $                --
                                                                ==================      =================


9.       NOTES PAYABLE AND LONG-TERM DEBT

         The Company has the notes payable and long-term debt outstanding as of December 31:

                                                                                             2000                1999
                                                                                       -----------------    ----------------
       Notes  payable  to  Alcatel  for  equipment  and  professional   services
           represented by three promissory notes,  interest payable quarterly at
           LIBOR plus 4.5%, quarterly principal payments begin in September
           2002, and maturing in January 2007.                                     $          7,591,555  $                -
       Note payable to Telematica EDC represented by a promissory note bearing interest at 12% per annum payable on maturity date and matures
           October 31, 2015.                                                                  3,500,000                   -
       Note payable to an affiliate of a shareholder of the Company represented by a promissory note bearing interest at 15% per annum payable on
           maturity date and matures February 28, 2001. (Note 7)                              3,000,000                   -
       Notes payable for the MetroTelecom acquisition represented by four promissory  notes with a combined face value of  $8,750,000  and bear interest at 7% per annum. These four promissory notes were discounted at 10.75%, which reflects the estimated market rate of interest.  The four  notes  mature  annually  on April 5,  2001  through  2004.  The amortization of the discount on these notes was $228,537
           as of December 31, 2000.                                                           8,388,147                   -
       Notes payable for the Intervan acquisition represented by two promissory notes with a combined face value of $6,000,000.  The first promissory note of $4,500,000 is non-interest  bearing matured December 24, 2000
           (Note 17). The second note of $1,500,000  bears interest at 8% in the second year only maturing  December 24, 2001. Both  promissory  notes were discounted at 10.75%,  which reflects the estimated  market rate of interest The amortization of the discount on these notes was
           $603,955 as of December 31, 2000.                                                  5,869,518           5,267,035
       Notes payable for the GBNet acquisition represented by four non-interest bearing  promissory  notes with a combined face value of $11,795,000.
           These four promissory notes were discounted at 10.75%, which reflects the estimated market rate of interest. The four notes mature annually on December 14, 2000 through 2003 (Note 17). The  amortization of the discount on these notes was $1,093,443 as of
           December 31, 2000.                                                                 8,860,250           9,051,038
       Notes payable from a third-party bank.  This note bears interest at LIBOR plus 4.75%, which reflects the estimated market rate of interest. The
           note has mandatory quarterly payments maturing in 2004.                            3,336,403           3,951,669
       Notes payable for the Inter@net acquisition represented by two promissory notes with a combined face value of $800,000 at a stated rate of
           5.72% which was paid in full in 2000.                                                      -             524,036
       Notes payable to FondElec for the Chispa acquisition with a face value of
           $4,769,497, bears interest at 12%, and is subordinated to the
           third-party bank note.  $3,500,000 was paid in November 1999.                      1,269,497           1,269,497
       Notes payable for the Chispa acquisition payable to Star on July 17, 2000
           which was paid in full in 2000.                                                            -           3,787,146
       Other notes payable                                                                    1,963,810           1,326,137
                                                                                       -----------------    ----------------
       Total notes payable                                                                   43,779,180          25,176,558
       Less current portion                                                                 (26,734,966)        (11,190,987)
                                                                                       -----------------    ----------------
       Long-term portion                                                           $         17,044,214          13,985,571
                                                                                       =================    ================


         The scheduled maturities of notes payable and long-term debt at December 31, 2000 are as follows:

             Year ending December 31:
                 2001                                 $       26,734,966
                 2002                                          4,738,720
                 2003                                          5,410,520
                 2004                                          3,082,474
                 2005 and thereafter                           3,812,500
                                                         ----------------
                 Total                                $       43,779,180
                                                         ================

         Vendor Equipment Financing. In June 2000, the Company entered into a series of agreements with Alcatel for financing up to $175,000,000 under which Alcatel agreed to provide the Company with system-wide network design and build-out services for the telecommunications network, provide the equipment necessary for that build-out, and finance the amounts payable for the services and equipment. The Alcatel facility is the Company's principal vendor financing arrangement.

         At the closing of the facility, the Company paid Alcatel an arrangement fee in the amount of $4,375,000 by paying $2,187,500 in cash and financing the remainder with Alcatel. As part of the closing, the Company also issued a warrant to acquire 60,764 shares of its common stock. The value of these warrants is being expensed as interest expense over the loan term and was $13,251 for the year ended December 31, 2000.

         During the fourth quarter of 2000, the Company was not able to meet one of its quarterly operational covenants. As a result, the Company was not able to draw down on the Alcatel facility in the fourth quarter. In January 2001, the Company and Alcatel amended the 2001 operating covenants (Note 17). As of the date of this report, the Company has not met one of the amended operating covenants. Until the Company meets all of the amended operating covenants, it will not be able to draw down on the Alcatel facility.

         In addition, as of December 31, 2000 and subsequent to year end, the Company was out of compliance with the operating and payment covenants of the $175,000,000 Alcatel equipment financing facility and has not received a waiver of such noncompliance from the lender. As a result, Alcatel has the right to accelerate the maturity of the outstanding debt and the Company is unable to draw upon its facility until such covenants are met. Consequently, the oustanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability in the accompanying consolidated balance sheets.

         In connection with the closing of the facility, the Company created a wholly-owned subsidiary, Latin American Broadband, Inc. ("LAB"). The Company transferred essentially all of its operations and assets to LAB, and then the Company pledged its shares in LAB to Alcatel as part of a security package for the Alcatel credit facility. The loans from Alcatel are also secured by a comprehensive security package that includes a pledge of all equity interests in Company subsidiaries; a first and perfected security interest, to the extent permitted by law, in licenses and permits for the operation of all networks or systems; a security interest in equipment, supplies, inventory and other personal property; an assignment, for security purposes, of all material contracts; and a security interest in all accounts receivable (See update at Note 17).

10.      PREFERRED STOCK

         At December 31, 2000, the authorized number of shares of the Company's preferred stock was 15,000,000, $0.001 par value, with 14,250,000 shares and 750,000 shares designated as Series C Preferred Stock and Series B Preferred Stock, respectively. None of the Company's preferred stock is redeemable.

         In conjunction with the equity financing on October 18, 1999, the Board of Directors designated the Series C Preferred Stock as a new series of preferred stock. The non-redeemable convertible Series C Preferred Stock consists of 14,250,000 shares of preferred stock, par value $0.001 per share, and has the following general rights and preferences:
         (1) they vote with the outstanding shares of the Company's common stock (unless otherwise required by law), and have one vote per share; (2) they are convertible into shares of the Company's common stock, initially on a one-for-one basis. The conversion ratio is subject to adjustment for fundamental corporate transactions. Conversion is generally optional, but is mandatory upon the occurrence of a disposition event (sale of Company or initial public offering); (3) they have a liquidation preference of $7.50.

         At December 31, 1999, the Company had designated 750,000 shares of its preferred stock as Series B Preferred Stock. The rights and privileges of the Series B Preferred Stock are as follows: (1) they carry a liquidation preference of $35 per share and the Series B receives liquidation proceeds prior to any liquidation distributions to the common shareholders; (2) they carry voting rights that entitle the holder to one vote per share and the holders vote together with the common shareholders as one class on all matters; (3) they are non-redeemable; (4) they pay non-cumulative dividends in the annual amount of 6.75% per share payable semiannually on January 1 and July 1 of each year (payable in cash or additional Series B Preferred Stock, at Company's option); and (5) they are convertible only into common shares of the Company on the earlier of the third anniversary of their initial issuance. In August 2000, the remaining 29,521 outstanding shares were converted to 125,237 common shares.

11.      STOCK PLANS, OPTIONS AND WARRANTS

         Stock Option Plan for Non-Employee Directors - The Company has reserved 100,000 common shares in a non-employee director stock option plan. Options for these shares are awarded at 85% of the estimated fair market value of the stock on the date of award. Compensation expense is then recognized ratably over the one year vesting period. As of December 31, 2000 and 1999, the Company has granted 28,002 and 28,774, respectively of non-employee director stock options.

         Stock Incentive Plan - In 1998, the Company's board of directors and shareholders approved the 1998 Stock Incentive Plan (the "Incentive
         Plan). The Incentive Plan reserved a total of 1,250,000 common shares for issuance under the plan. The Company's board of directors subsequently increased this number in December 1998 to allow for a maximum of 1,820,229 shares to be awarded. The Company's Board of Directors administers the plan and determines the amount of awards and other terms and conditions of the awards. Stock appreciation rights may be granted under the Incentive Plan. As of December 31, 2000 and 1999, the Company granted 618,229 and 1,202,000, respectively of options under the Incentive Plan. The Company also has granted options for an additional 483,0470 common shares with similar terms and conditions as the Incentive Plan.

         Stock Option Awards - The total stock options granted by the Company under the Incentive Plan and options granted outside of the plan are summarized in the table below:



                                                                                                      Weighted
                                                               Number           Price Range            Average
          2000:                                             of Options                              Exercise Price
                                                            --------------    -----------------    -----------------

               Outstanding at beginning of year                 2,106,664     $0.35 -  7.50         $  4.20
               Granted                                          1,157,280     $10.00 - 12.00        $ 11.52
               Exercised                                           11,000         $0.35             $  0.35
               Canceled                                            93,091     $7.00-10.00           $  7.53
                                                            --------------
               Outstanding at end of year                       3,159,853     $0.35 - 12.00         $  7.24
                                                            ==============



                                                                                                      Average
                                                                                Price Range           Exercise
          1999:                                                Options                                 Price
                                                            --------------    -----------------    -----------------
               Outstanding at beginning of year                 1,492,842     $0.35 - 7.50         $3.31
               Granted                                            613,822     $0.88 - 7.50         $6.34
               Canceled                                                 0
                                                            --------------
               Outstanding at end of year                       2,106,664     $0.35 - 7.50         $4.20
                                                            ==============



                                                                                    Weighted           Weighted
                                                                                    Average            Average
                                                                Options             Exercise          Fair Value
          2000:                                                 Granted              Price            of Options
                                                                ------------      -------------    -----------------
               Grants with exercise price less than FMV              28,002            $6.50            $1.71
                                                                ============


                                                                                     Weighted           Weighted
                                                                                     Average            Average
                                                                  Options            Exercise          Fair Value
          1999:                                                   Granted             Price            of Options
                                                                ------------      -------------    -----------------
               Grants with exercise price equal to FMV              200,000            $7.50            $1.10
               Grants with exercise price less than FMV              95,048            $0.98            $4.16
                                                                ------------
                                                                    295,048            $5.40            $2.08
                                                                ============



         Options Outstanding and Exercisable

                                               Options Outstanding                     Options Exercisable
                                   ----------------------------------------------   ---------------------------

                                                      Weighted
                                                       Average        Weighted                        Weighted
                                                      Remaining        Average                        Average
                  Exercise           Options         Contractual      Exercise           Options      Exercise
                   Prices          Outstanding          Life            Price           Exercisable    Price
                   ------          -----------          ----            -----           -----------    -----

                $.35 - $1.00           835,605         $1.66            $0.93             660,604      $0.91
                 3.50 - 4.61           404,285          2.90             4.52             330,951       4.50
                 6.38 - 7.50           807,109          2.76             6.73             405,331       7.31
                10.00- 12.00         1,112,854          3.09            10.64             353,335      10.00
                                ----------------                                     ---------------
                                     3,159,853                                          1,750,221
                                ================                                     ===============



         The Company accounts for stock options granted to employees using APB No. 25. Accordingly, compensation cost has been recognized for all stock option grants, which were issued with an exercise price below the estimated fair value at the date of grant. The total stock option expense recognized in 2000 and 1999 was $248,293 and $1,251,349, respectively, of which $248,293 and $1,251,349, respectively, related to compensation expense and the remaining amounts related to professional fees expense. Had compensation cost for the Company's stock options been determined based on the estimated fair value at the grant dates for awards consistent with SFAS No. 123 (based on the Black-Scholes option valuation model), the Company's net loss and net loss per basic and diluted common share would have changed to the pro forma amounts indicated below:

                                                    Years Ended December 31
                                              ----------------------------------
                                                   2000               1999
                                              ----------------   ---------------
      Net loss:
           As reported                   $    (33,325,060)  $    (20,277,479)
           Pro forma                     $    (33,811,413)  $    (20,532,818)
      Net loss  per the  weighted
        average  common  share
        (basic  and diluted):
          As reported                    $         (1.44)   $         (1.48)
          Pro forma                      $         (1.46)   $         (1.50)


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

         The fair value of each option grant is estimated on the date of grant using the Black Scholes valuation model method prescribed by SFAS No. 123 with the following assumptions: no volatility; no dividend yield, risk-free interest rates ranging from 4% to 6%, and expected lives ranging from 1 to 3 years.

         Warrant Awards - The total warrants outstanding for the purchase of common stock at December 31, 2000 are summarized in the table below:



                                                                 Outstanding
                                                                  Shares in
                 Description                                      Warrants         Exercise Prices       Expiration
                 -----------                                       -------         ---------------       ----------
                                                                                   Varies based on
                                                                                      future event
                 Series C Warrants (Note 12)                         2,952,226           (Note 12)        10/18/2003
                 Series C Financial  Advisor  Warrants  (Note
                 12)                                                   303,333                $7.50       10/18/2003
                 Alcatel   Warrants  granted  in  conjunction
                 with notes (Note 9)                                    60,764                $7.50        6/29/2005
                 Internexus and FondElec  Warrants granted in
                 conjunction with notes (Note 7)                       569,696                $7.50       10/18/2003
                 1997 Warrants  granted in  conjunction  with
                 notes (Note 7)                                        331,717                $2.63        1/31/2002
                                                               ----------------
                                                                     4,217,736
                                                               ================



12.               STOCK PURCHASE AGREEMENTS

         Minority Interest Purchases - In October 2000, the Company purchased minority interests from three parties relating to operations in Mexico, Venezuela and Panama. The Company acquired the stock from the minority parties in exchange for a $175,000 cash payment and the issuance of an aggregate of 406,666 shares of common stock.

         Intervan Restructuring - In October 2000, the Company restructured the Mexican operating subsidiaries in connection with its application for certain Mexican telecommunications licenses. Under those types of licenses, the voting control of the licensee must be held by Mexican citizens or entities. Mexican law provides, however, that licenses may be organized with both voting and non-voting shares. Therefore, under the terms of the restructuring, the Company sold 51% of the voting control (representing approximately 10% of Intervan's stock on an economic interest basis) of Intervan to one of the Company's executives who is a Mexican citizen. The Company retained the remaining 49% voting control (and approximately 90% of the economic interest) in Intervan, along with the right to veto certain types of fundamental corporate business transactions. The executive's purchase of the 51% voting control interest was financed through a loan from the Company which bears interest on a deferred basis at a rate of 12% per annum and which is due in one payment in 2010. The Company will continue to account for the Mexican operations using the consolidation method.

         Series C Option Exercise - In July and September 2000, the Company received net proceeds of $27,374,162, after fees and expenses, from the exercise of options to acquire 3,891,563 shares of Series C Preferred Stock that were granted in the October 1999 Financing. The original July exercise date was extended to September 2000 for a portion of those options. The modification of the original option term required the Company to remeasure the fair value of the options, and accordingly, the Company recognized $352,000 of non-cash remeasurement as an increase in the net loss attributable to common shareholders for the year ended December 31, 2000.

         October 1999 Financing. In October and November 1999, the Company closed certain components of a total $109,500,000 private equity and credit facility financing package with six accredited investors. The Company received $58,000,000 in cash from the sale of 7,733,332 shares of Series C Preferred Stock to four of the six accredited investors' and exchanged approximately $15,000,000 of debt (and accrued interest) the Company previously issued to two of the accredited investors (FondElec and Internexus) into 1,995,577 shares of Series C Preferred Stock. The investors also acquired options to purchase 3,891,563 additional shares of Series C Preferred Stock and warrants to purchase 2,432,226 shares of common stock, and two existing shareholders (Internexus and FondElec) acquired additional warrants to purchase 520,000 shares of common stock. The preferred stock options had an exercise price of $7.50 per share and were exercised in 2000 as discussed above. The warrants have exercise prices that are based on certain contractual yields contingent upon certain events, as agreed in the warrant agreement. The warrants have an estimated value of $0.26 each. In connection with this financing, the Company also granted its financial advisor in the transaction a 4-year warrant to acquire 303,333 common shares at $7.50 per share.

         The parties to the stock purchase agreement included: Telematica EDC, C.A., or Telematica; TCW/CCI Holding LLC, or TCW; the International Finance Corporation, or IFC; Glacier Latin America, LTD, or Glacier; FondElec; and Internexus.

         Under the terms of the financing agreement, Telematica invested $5,525,000 in Chispa (Note 7). Additionally, Telematica entered into a long-term $26,000,000 credit facility with Inter@net and, in connection with that transaction, agreed to enter into a fiber-optic lease, pursuant to which Inter@net will lease a portion of Telematica's existing fiber-optic network in Caracas, Venezuela, and a commercial services agreement, under which Telematica's affiliate will provide billing, collection and other commercial services to Inter@net.

         A portion of the $26,000,000 credit facility, or $7,000,000, will be paid to Inter@net in cash, and the $19,000,000 balance will be advanced to Inter@net, as required, for the purpose of paying its obligations under the fiber lease agreement and the commercial services agreement. As of December 31, 2000, the Company had received $3,500,000 in cash from the $7,000,000 cash component of this long-term credit facility which is presented as a long-term liability in the accompanying consolidated balance sheet. The remaining component of the $7,000,000 long-term credit facility, or $3,500,000, was received on January 28, 2001. The outstanding amounts under the credit facility bear interest at 3% per year. Interest will be deferred during the first four years of the facility and, thereafter, are payable in cash.

         The outstanding principal and unpaid interest amounts under the facility are convertible to shares of Inter@net at Telematica's election at any time after the third anniversary of the facility, but Telematica can convert the amounts due under the facility prior to the third anniversary if Inter@net defaults under the facility. Assuming the draw-down of the entire facility and no payment by Inter@net of any of the advanced amounts, the principal and interest advanced under the facility would be convertible into shares representing 50% of Inter@net's equity ownership. The Company would retain operating control of Inter@net. The credit facility also provides for a corresponding subscription right in Telematica's favor, pursuant to which it is allowed to purchase 50% of the outstanding stock of Inter@net for $26,000,000 through October 31, 2015. As Inter@net draws on the credit facility, the subscription obligation is proportionately reduced. Any election by Telematica to convert the amounts due under the facility into shares of Inter@net must be exercised with the subscription right.

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

         The Company leases corporate office space and equipment under operating leases with terms that range between one and five years. Future minimum annual lease payments under the Company's operating leases are as follows:

               Year ending December 31:
                  2001                         $   2,751,923
                  2002                             2,186,401
                  2003                             1,517,124
                  2004                             1,141,120
                  2005 and thereafter              1,108,433
                                            -----------------
               Total future lease payments     $   8,705,001
                                            =================

         Total rent expense under the operating leases in 2000 and 1999 was $2,020,893, and $908,538, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         Litigation. In March 2000, the Company was named as defendant in an action brought in federal court in California. The suit claims the Company defrauded the plaintiffs in 1997 when the Company diluted the plaintiff's position by engaging in the merger with Telecom Investment Corporation, breached contractual obligations to offer the plaintiff a portion of the securities the Company sold other parties, and that a promissory note the Company executed in favor of a third party was due in March 2000, rather than in August 2001. The plaintiff, which is the assignee of the promissory note the Company executed in favor of the third party in 1997, is in litigation with that third party and both of those parties are claiming rights in the note. In late 2000, the United States Bankruptcy Court held that the plaintiff had violated certain interest rate limitation rules in the initial transaction between the plaintiff and the party claiming an interest in the promissory note, and that the other party is entitled to the note. The final order with respect to that decision was entered in January 2001. The action by the plaintiff against the Company is still pending. Management of the Company does not believe the ultimate resolution of this litigation will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         Arbitration settlement - Effective July 5, 2000, the Company settled its arbitration proceeding against a former director and officer of the Company. Under the terms of the settlement, the Company canceled
         328,510 common shares and 71,853 Series B preferred shares formally owned by the former director and his affiliates.

         The Company is also involved in, and pursues, routine legal actions relating to its business operations, including customer collection activities. Liability, in the event of final adverse determination in any of these matters, should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

15.      OPERATING SEGMENT INFORMATION

         The Company makes key financial decisions based on certain operating results of its operational regions and primary revenue types. Other revenue as disclosed below consists primarily of equipment rents, installation and value added services. The Company's operating segment information is as follows for the years ended December 31, 2000 and 1999:


                                                                        Central
2000                                 Mexico          Venezuela          America           Corporate           Totals
------------------------------    --------------    -------------     ---------------  ---------------      --------------
Revenue:
-        Data                    $   11,978,291   $    1,066,225     $    6,417,167    $            -      $  19,461,683
-        CATV                                 -                -          8,100,265                 -          8,100,265
-        Other                        4,551,541           66,638          2,847,331                 -          7,465,510
Depreciation expense                  1,780,003          206,047          3,825,299           393,569          6,204,918
Amortization expense                  2,641,820           41,091          5,232,294            40,689          7,955,894
Segment operating loss               (8,959,484)      (2,561,654)       (10,523,323)      (11,548,873)       (33,593,334)
Segment total assets                 45,570,764       12,643,197         56,266,131        12,237,810        126,717,902
Segment long-lived assets            36,178,876        8,664,728         49,708,184         8,613,788        103,165,576
Capital expenditures                 15,927,905        5,798,647          8,716,986         2,136,588         32,580,126


                                                                        Central
1999                                 Mexico          Venezuela          America           Corporate           Totals
------------------------------    --------------    -------------      --------------  --------------       --------------
Revenue:
-        Data                    $      172,355   $    1,120,123     $      432,385    $            -      $   1,724,863
-        CATV                                 -                -          7,175,042                 -          7,175,042
-        Other                                -           35,537            163,612                 -            199,149
Depreciation expense                     18,856          136,313          1,287,613           246,464          1,689,246
Amortization expense                     29,983          225,006          3,364,254                 -          3,619,243
Segment operating loss                  (76,576)        (880,496)       (10,798,760)       (7,469,761)       (19,225,593)
Segment total assets                 22,998,357        5,468,357         42,668,044        26,069,765         97,204,523
Segment long-lived assets            19,068,279        3,040,167         40,071,220         2,927,135         65,106,801
Capital expenditures                  4,987,838          357,697          5,795,142         1,946,893         13,087,570


16.      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


         Acquisition of Metrotelecom (April 5, 2000):
                    Fair value of assets acquired,  including  intangible  assets and
                      equipment (net of cash acquired)                                 $        14,736,996
                    Fair value of liabilities assumed                                           (2,159,535)
                    Notes payable                                                               (8,159,610)
                    Common stock issued                                                         (1,000,000)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                              $         3,417,851
                                                                                          =================

         Acquisition of Intervan (December 24, 1999):
                    Estimated fair value of assets acquired, including intangible
                      assets and equipment (net of cash acquired)                      $        21,980,304
                    Fair value of liabilities assumed                                           (2,743,452)
                    Notes payable                                                               (5,257,105)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                              $        13,979,747
                                                                                          =================

         Acquisition of GBNet (December 15, 1999):
                    Estimated  fair value of assets  acquired,  including  intangible
                      assets and equipment (no cash was acquired)                      $        13,000,000
                    Fair value of liabilities assumed                                                 None
                    Notes payable                                                               (9,000,000)
                                                                                           ----------------
                         Cash paid                                                      $        4,000,000
                                                                                           ================


         Internexus converted $9,966,836 in notes and accrued interest into 1,328,911 shares of Series C Preferred Stock. FondElec converted $5,000,000 in notes to 666,666 shares of Series C Preferred Stock (See
         Note 12).

         During 1999, a related party liability of approximately $250,000 was forgiven and contributed to equity as part of an overall treasury stock repurchase and retirement transaction (Note 7).

17.      SUBSEQUENT EVENTS

         Alcatel Financing Amendment. In January 2001, the Company amended the Alcatel facility to include new operational and financial milestone covenants. Under the terms of the January amendment to the agreements with Alcatel, the Company is required to obtain additional equity financing (as well as meet operational milestones) in order to make further draw downs on the Alcatel facility and obtain reimbursement of certain amounts the Company has paid or will pay prior to the reimbursement.

         In March 2001, the Company was not in compliance with the payment covenants of the equipment purchasing provisions of the Alcatel agreements. The Company is negotiating with Alcatel a waiver or modification of those payment requirements, but there can be no assurance Alcatel will agree to the waiver, or that it will otherwise modify the payment terms.

         Series D Private Placement. On February 7, 2001, the Company closed a private placement of securities with six accredited investors. The Company received $24,585,850 in cash from the sale of 2,643,636 shares of recently designated Series D convertible preferred stock and issued warrants to acquire additional shares of Series D and common stock as described below. The investors in the private placement included Telematica EDC, C.A., TCW/CCI Holding II LLC, Glacier Latin-American LTD, Morley Capital Management III LLC, and two individual investors (collectively, the "Investors"). The investors also acquired certain warrants consisting of "IRR Warrants," "Financing Warrants" and "Performance Warrants."

         The IRR Warrants provide the Investors with the right to purchase up to 396,544 shares of our common stock at a purchase price of $.01 per share. The IRR Warrants are exercisable only upon the occurrence of either (i) the transfer by all of the shareholder parties to the CCI Shareholders Agreement dated October 18, 1999 of their interests in our securities for cash or publicly-traded securities, or (ii) a public offering of our securities pursuant to a registration statement filed with the Securities and Exchange Commission that meets certain requirements (either such event being referred to hereinafter as a "exercise event"). If an exercise event does not occur before February 7, 2005, the IRR Warrants are exercisable on that date for the amount of shares of common stock determined by the formula set forth in the warrant documents.

         The Financing Warrants give the Investors the right to purchase additional shares of Series D stock at a purchase price of $.01 per share. The number of shares of Series D stock exercisable under the Financing Warrants is determined by a formula described in the warrant documents. The Financing Warrants are exercisable upon the occurrence of either of the exercise events. If no exercise event occurs before February 7, 2005, the Financing Warrants are exercisable on that date. The Financing Warrants are exercisable only upon the prior exercise or waiver of any exercisable Performance Warrants, as described below, acquired by the Investors.

         The Performance Warrants provide the Investors with the right to purchase up to 396,544 shares of the Company's common stock at a purchase price of $.01 per share. The number of shares of common stock exercisable under the Performance Warrants is determined by a formula set forth in the warrant documents. The Performance Warrants are exercisable at any time during the period from December 31, 2001 and through February 7, 2005, but only if the Company fails to meet one or more of four business milestone tests set forth in the warrants documents. The Performance warrants are exercisable prior to the exercise or waiver of any exercisable Financing Warrants or IRR Warrants, and may not be exercised if, on or before December 31, 2001, any exercise event takes place.

         Series D Preferred Stock. Effective February 1, 2001, the Company authorized a newly-designated series of Series D preferred stock. The Series D preferred stock consists of 10,000,000 shares of preferred stock, par value $.001 per share, and has the following general rights and preferences: (1) it votes with the outstanding shares of common stock and Series C convertible preferred stock (unless otherwise required by law), and has one vote per share; (2) each Series D share is convertible into common stock, initially on a 1-for-1 basis and the conversion ratio is subject to adjustment if a fundamental corporate transaction occurs. The conversion is generally optional, but is mandatory upon the occurrence of an exercise event; (3) each Series D share has a liquidation preference which is superior to common stock, but is subordinate to Series C convertible preferred stock. The initial liquidation preference is $9.30 per share; (4) each holder of Series D stock is entitled to receive cash dividends or distributions or property when, as and if declared by the board of directors; and (5) Series D holders have a preemptive right to purchase their pro rata share of any new securities issued. The preemptive rights do not apply to issuances of stock to Company employees, any merger or similar transaction approved by the board of directors, to securities issued in a stock split or dividend, or certain other transactions approved by the board of directors. The preemptive right terminates on the effective date of a public offering meeting certain size requirements.

         Chispa Ownership Sale. In February 2001, we entered into an agreement with Telematica EDC, C.A., one of our principal shareholders, for the purchase by Telematica of our interest in our El Salvador operations. Those operations include CATV, data services and telephony services. See "Our Central American Network." We originally anticipated that the transaction would close in the first half of 2001. Since executing the agreement, disputes have arisen between the parties as to the terms of the repayment of certain amounts that we are due from the El Salvadorian operating companies and which are required under the terms of the purchase agreement to be paid on terms we deem reasonably acceptable. Neither party has initiated litigation regarding the disputes, but each party has put the other party on notice of its intent to enforce its rights under the agreement.

         GBNet and Intervan Payments. In December 2000, the Company was required to make payments under promissory notes delivered in connection with two acquisitions. The first note, which was due on December 14, 2000, related to the purchase in December 1999 of GBNet Corporation, which conducts data services and Internet access operations in seven Central American countries. The other promissory note, which was due December 24, 2000, related to the acquisition of Intervan, which also occurred in December 1999. On the due date of each of the promissory notes, the Company notified its holder of the Company's intent to pay those notes (together with interest at 18% per annum from the original due date through the payment date) upon the closing of the Series D Private Placement. Each of the notes was paid in full on the closing of the Series D Private Placement.

                                                         72

PART 3.

INDEX TO EXHIBITS

Exhibit
No.                                                         Exhibit                                              Page
---                                                         -------                                              ----
3.1            Articles of Incorporation                                                                          *
3.2            Bylaws                                                                                             *
3.3            Amended and Restated Articles of Incorporation                                                     *
4.1            Statement of Rights and Preferences for the Series A Preferred Stock                               *
4.2            Statement of Rights and Preferences for the Series B Preferred Stock                               *
4.3            Statement of Right and Preferences for the Series C Preferred Stock                                *
4.4            Amendment to Series C Certificate                                                                  *
4.5            Amendment to Amended and Restated Articles of Incorporation                                        *
4.6            Statement of Rights & Preference for the Series D Preferred Stock                                  *
4.7            Amendment to Statement of Rights & Preference for the Series D Preferred Stock                     *
10.1           Agreement and Plan of Reorganization                                                               *
10.2           Escrow Agreement between Fidelity Transfer Company, TTI and the Company                            *
10.3           Commitment Agreement between the Company and TTI                                                   *
10.4           Letter of Understanding with Decathlon                                                             *
10.5           Merger Agreement between the Company and Telecom Investment Corporation                            *
10.6           Services Agreement between Bridgeport Financial, Inc. and the Company                              *
10.7           Option and Stock Purchase Agreement between the Company, Caracas Viva Vision, S.A. and its         *
                     Shareholders
10.8           July 24, 1997 Amendment to Option and Stock Purchase Agreement                                     *
10.9           August 13, 1997 Amendment to Option and Stock Purchase Agreement                                   *
10.10          Shareholders Agreement between Petrolera Argentina San Jorge, S.A. and the Company                 *
10.11          Stock Purchase Agreement between FondElec Essential Services Growth Fund, L.P., Pegasus            *
                     Fund, L.P. and the Company
10.12          Securities Purchase Agreement dated December 23, 1998 among the Company, Internexus, S.A.          *
                     and FondElec Essential Services Growth Fund, L.P.
10.13          Form of Promissory Note issued in connection with the Securities Purchase Agreement dated          *
                     December 23, 1998
10.14          Participation Agreement, dated October 15, 1999, among Telematica EDC, C.A., TCW/CCI               *
                     Holding LLC, Glacier Latin-America Ltd., the International Finance Corporation,
                     FondElec Essential Services Growth Fund, L.P., Internexus S.A. (collectively, the
                     "Investors"), the Company and other parties
10.15          Option Agreement, dated October 18, 1999, among the Company and the Investors                      *
10.16          Form of Series C Warrant, dated October 18, 1999, as issued in favor of each Investor              *
10.17          CCI Shareholder's Agreement, dated October 18, 1999, among the Company, the Investors, and         *
                     other parties
10.18          Amended and Restated Registration Rights Agreement, dated October 19, 1999 among the               *
                     investors and other parties
10.19          Stock Purchase Agreement between General Business Machines Corporation and the Company,            *
                     dated December 15, 1999
10.20          Stock Purchase Agreement for the purchase of International Van, S.A. de C.V., dated                *
                     December 24, 1999
10.21          Umbrella Stock Purchase Agreement among Convergence Communications, Inc., TCW/CCI Holding          *
                     II, LLC, Telematica EDC, C.A., Norberto Priu, Raquel Emilse Oddone de Ostry, Glacier
                     Latin-America Ltd. and Morley Capital Management III, LLC (the "Series D Investors"),
                     dated as of February 7, 2001
10.22          Representative Stock Purchase Agreement by and among Convergence Communications, Inc. and          *
                     TCW/CCI Holding II, LLC, dated as of February 7, 2001
10.23          Representative Internal Rate of Return Warrant for the purchase of shares of common stock          *
                     of Convergence Communications, Inc., dated as of February 7, 2001
10.24          Representative Performance Warrant for the purchase of shares of Series D Preferred Stock          *
                     of Convergence Communications, Inc., dated as of February 7, 2001
10.25          Financing Warrant for the purchase of shares of common stock of Convergence Communications,        *
                     Inc., dated as of February 7, 2001
10.26          Preemptive Rights and Warrant Adjustment Waiver, dated as of February 7, 2001                      *
10.27          Shareholder Joinder Agreement by and among Convergence Communications, Inc. and the Series         *
                     D Investors, dated as of February 7, 2001
10.28          Registration Rights Agreement by and among Convergence Communications, Inc. and the Series         *
                     D investors, dated as of February 7, 2001
21.1           Subsidiaries of the Registrant                                                                   Ex. 21.1
99             Valuation and Qualifying Accounts                                                                Ex. 99

* This document was previously filed with the Commission and is incorporated in this report by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CONVERGENCE COMMUNICATIONS, INC.

3-27-2001               /s/ Douglas Jacobs
----------------------  -------------------------------------------------------
Date                    Douglas Jacobs
                        Chief Executive Officer
                        (Principal Executive Officer)


                        CONVERGENCE COMMUNICATIONS, INC.

3-27-2001               /s/  Jerry Slovinski
----------------------  --------------------------------------------------------
Date                    Jerry Slovinski
                        Senior Vice President and Chief Financial Officer
                        (Principal Financial Officer)

DIRECTORS

3-27-2001               /s/  Lance D'Ambrosio
----------------------  -------------------------------------------------------
Date                    Lance D'Ambrosio, Chairman


3-27-2001               /s/  Troy D'Ambrosio
----------------------  -------------------------------------------------------
Date                    Troy D'Ambrosio


3-27-2001               /s/  Mario L. Baeza
----------------------  -------------------------------------------------------
Date                    Mario L. Baeza


3-27-2001               /s/  Alfonso Bahamonde
----------------------  -------------------------------------------------------
Date                    Alfonso Bahamonde


3-27-2001               /s/  Norberto Corredor
----------------------  -------------------------------------------------------
Date                    Norberto Corredor


3-27-2001               /s/  Peter Schiller
----------------------  -------------------------------------------------------
Date                    Peter Schiller


3-27-2001               /s/  Jorge Fucaraccio
----------------------  -------------------------------------------------------
Date                    Jorge Fucaraccio


3-27-2001               /s/  George Sorenson
----------------------  ------------------------------------------------------
Date                    George Sorenson


3-27-2001               /s/  Gaston Acosta-Rua
----------------------  -------------------------------------------------------
Date                    Gaston Acosta-Rua