Form 10QSB
period 2001-03-31
CONVERGENCE COMMUNICATIONS INC
filed 2001-05-15
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of April 30, 2001, 11,921,094 shares of registrant's Common Stock, par value $.001 per share, 13,620,472 shares of the registrant's Series C Preferred Stock, par value $.001 per share, and 2,643,636 shares of the registrant's Series D Preferred Stock, par value $.001 per share, were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

     The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000, which are incorporated herein by reference. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                              ----------------    ----------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 8,097,914         $ 4,193,170
    Accounts receivable - net                                                       6,711,437           5,244,893
    Inventory - net                                                                   889,316             910,204
    Value added tax receivable                                                      2,651,787           4,048,900
    Prepaid expenses and other                                                      2,548,060           2,129,438
                                                                              ----------------    ----------------
                 Total current assets                                              20,898,514          16,526,605

PROPERTY AND EQUIPMENT - net                                                       65,263,737          56,652,546

INTANGIBLE ASSETS - net                                                            44,809,717          46,513,030

OTHER ASSETS
    Debt issue costs                                                                5,550,687           5,550,687
    Other                                                                           1,441,813           1,475,034
                                                                              ----------------    ----------------
                 Total other assets                                                 6,992,500           7,025,721
                                                                              ----------------    ----------------
TOTAL ASSETS                                                                    $ 137,964,468       $ 126,717,902
                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt (payable to related party)                                  $           -         $ 3,000,000
    Notes payable - current portion                                                17,536,416          22,298,447
    Current portion of long-term debt (payable to related party)                    1,436,519           1,436,519
    Accounts payable and accrued liabilities                                       24,362,044          21,944,835
                                                                              ----------------    ----------------
                 Total current liabilities                                         43,334,979          48,679,801

LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                              11,943,398          12,274,717
    Long-term debt (payable to related parties)                                     8,269,497           4,769,497
    Other long-term liabilities                                                       803,125             392,239
                                                                              ----------------    ----------------
                 Total long-term liabilities                                       21,016,020          17,436,453

MINORITY INTEREST IN SUBSIDIARIES                                                     911,555           2,012,603
                                                                              ----------------    ----------------
                 Total liabilities                                                 65,262,554          68,128,857

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series "D" Preferred stock; $0.001 par value; 10,000,000 shares authorized:
       2,643,636 shares outstanding in 2001                                             2,644                   -
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       13,620,472 and 9,728,909 shares outstanding in 2001 and 2000, respectively.     13,620              13,620
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,921,094 and 11,585,489 shares outstanding in 2001 and 2000, respectively     11,921              11,921
    Additional paid-in capital                                                    150,889,771         127,897,441
    Accumulated deficit                                                           (78,324,157)        (69,089,076)
    Accumulated other comprehensive loss                                              108,115            (244,861)
                                                                              ----------------    ----------------
                 Total stockholders' equity                                        72,701,914          58,589,045
                                                                              ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 137,964,468       $ 126,717,902
                                                                              ================    ================

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------

                                                                        Three Months         Three Months
                                                                            Ended               Ended
                                                                          March 31             March 31
                                                                            2001                 2000
                                                                      ------------------   -----------------
NET REVENUES FROM SERVICES                                                 $ 10,509,328         $ 7,216,423
                                                                      ------------------   -----------------
COSTS AND EXPENSES:
     Variable cost of services                                                6,950,200           4,100,160
     Salaries, wages and benefits                                             6,091,755           3,154,721
     Selling, general and administrative                                      2,856,309           3,680,208
     Depreciation and amortization                                            3,906,505           2,908,715
     Stock option compensation expense                                           32,703             264,223
                                                                      ------------------   -----------------
                   Total costs and expenses                                  19,837,472          14,108,027
                                                                      ------------------   -----------------
OPERATING LOSS                                                               (9,328,144)         (6,891,604)
OTHER INCOME (EXPENSE):

     Interest income                                                            139,707             272,541
     Interest expense                                                        (1,231,403)           (717,480)
     Other                                                                       70,972               7,898
     Net gain on foreign exchange                                                44,165              30,383
                                                                      ------------------   -----------------
                   Total other expense                                         (976,559)           (406,658)
                                                                      ------------------   -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (10,304,703)         (7,298,262)

PROVISION FOR INCOME TAXES                                                      (31,427)            (53,759)
                                                                      ------------------   -----------------
LOSS BEFORE MINORITY INTEREST                                               (10,336,130)         (7,352,021)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                     1,101,049             657,741
                                                                      ------------------   -----------------
NET LOSS                                                                   $ (9,235,081)       $ (6,694,280)
                                                                      ==================   =================
Net loss per basic and diluted common share                                     $ (0.34)            $ (0.31)
                                                                      ==================   =================
Weighted-average number of common shares:
     Basic and diluted                                                       27,069,000          21,419,157
                                                                      ==================   =================

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Preferred Stock
                                                              --------------------------------------------------------------
                                                                   Series "B"          Series "C"           Series "D"
                                                              ------------------   -------------------- ------------------
                                                  Total       Shares      Amount    Shares      Amount   Shares     Amount
                                               ------------   --------   -------  ----------  -------- ----------  --------

BALANCE, DECEMBER 31, 1999                    $ 59,375,280    101,374     $ 101    9,728,909   $ 9,729          -   $     -
Comprehensive loss:
    Net loss for year ended December 31, 2000  (32,973,060)
    Other comprehensive loss consisting of
      foreign currency translation adjustment     (214,849)
                                               ------------  --------   -------   ----------  -------- ----------  --------
      Total comprehensive loss                 (33,187,909)         -         -            -         -          -         -
Acquisition of Metrotelecom stock for
    CCI common shares                            1,000,000
Acquisition of stock from former officer                 -    (71,853)      (72)
Conversion of Series B to common shares                  -    (29,521)      (29)
Non-cash remeasurement of options                        -
Exercise of shareholder stock options           27,374,162                         3,891,563     3,891
Exercise of employee stock options                     241
Issuance of common shares for minority interest  3,765,727
Issuance of warrants on Alcatel debt                13,251
Issuance of options for common shares
    below fair value                               248,293
                                              ------------   --------   -------   ----------  -------- ----------  --------
BALANCE, DECEMBER 31, 2000                      58,589,045          -         -   13,620,472    13,620          -         -
Comprehensive loss:
    Net loss for three months ended March       (9,235,081)
      31, 2000
    Other comprehensive income consisting of
      foreign currency translation adjustment      352,976
                                               ------------  --------   -------   ----------  -------- ----------  --------
      Total comprehensive loss                  (8,882,105)         -         -            -         -          -         -
Issuance of Series D shares                     22,937,349                                              2,643,636     2,644
Issuance of options on Alcatel debt                  6,625
Stock-based compensation expense                    51,000
                                               ------------  --------   -------   ----------  -------- ----------  --------
BALANCE, MARCH 31, 2001                       $ 72,701,914          -         -   13,620,472  $ 13,620  2,643,636   $ 2,644
                                               ============  ========   =======   ==========  ======== ==========  ========

                                                              (CONTINUED ON NEXT PAGE)


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 2000          (CONTINUED FROM PREVIOUS PAGE)

                                                                                                     Accumulated
                                                   Common Stock         Additional                      Other
                                                ------------------       Paid-in      Accumulated    Comprehensive
                                                 Shares      Amount      Capital        Deficit      Income (Loss)
                                               ----------   --------   ------------  -------------  -------------
BALANCE, DECEMBER 31, 1999                     11,585,489   $ 11,585   $ 95,147,893   $(35,764,016)  $    (30,012)
Comprehensive loss:
    Net loss for year ended December 31, 2000                                          (32,973,060)
    Other comprehensive loss consisting of
      foreign currency translation adjustment                                                            (214,849)
                                               ----------   --------   ------------  -------------  -------------
      Total comprehensive loss                          -          -              -    (32,973,060)      (214,849)
Acquisition of Metrotelecom stock for
    CCI common shares                             121,212        121        999,879
Acquisition of stock from former officer         (328,510)      (328)           400
Conversion of Series B to common shares           125,237        125            (96)
Non-cash remeasurement of options                                           352,000       (352,000)
Exercise of shareholder stock options                                    27,370,271
Exercise of employee stock options                 11,000         11            230
Issuance of common shares for minority interest   406,666        407      3,765,320
Issuance of warrants on Alcatel debt                                         13,251
Issuance of options for common shares
    below fair value                                                        248,293
                                               ----------   --------   ------------  -------------  -------------
BALANCE, DECEMBER 31, 2000                     11,921,094     11,921    127,897,441    (69,089,076)      (244,861)
Comprehensive loss:
    Net loss for three months ended
      March 31, 2000                                                                    (9,235,081)
    Other comprehensive income consisting of
      foreign currency translation adjustment                                                             352,976
                                               ----------   --------   ------------  -------------  -------------
      Total comprehensive loss                          -         -               -     (9,235,081)       352,976
Issuance of Series D shares                                              22,934,705
Issuance of options on Alcatel debt                                           6,625
Stock-based compensation expense                                             51,000
                                               ----------   --------    -----------  -------------  -------------
BALANCE, MARCH 31, 2001                        11,921,094   $ 11,921  $ 150,889,771   $(78,324,157)     $ 108,115
                                               ==========   ========   ============  =============  =============


CONVERGENCE COMMUNICATIONS, INC.                                                                     DRAFT
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------

                                                                         Three Months       Three Months
                                                                             Ended              Ended
                                                                           March 31           March 31
                                                                             2001               2000
                                                                        ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (9,235,081)      $ (6,694,280)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                      3,906,505          2,908,715
           Provision for bad debts                                              332,915             35,944
           Minority interest in loss of subsidiaries                         (1,101,049)          (657,741)
           Stock-based compensation expense                                      51,000            264,223
           Amortization of discount on notes payable                            211,900            589,085
           Issuance of options on Alcatel debt                                    6,625                  -
           Change in assets and liabilities:
              Accounts receivable                                            (1,799,459)          (612,553)
              Inventory                                                          20,888           (105,538)
              Prepaid expenses and other current assets                         978,491         (2,266,256)
              Other assets                                                     (147,875)          (409,937)
              Accounts payable and accrued liabilities                        2,715,625          2,763,551
              Other long-term liabilities                                       410,886              8,213
                                                                        ----------------   ----------------
                   Net cash used in operating activities                     (3,648,629)        (4,176,574)
                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchases of property and equipment                                    (10,633,287)        (2,691,898)
                                                                        ----------------   ----------------
                   Net cash used in investing activities                    (10,633,287)        (2,691,898)
                                                                        ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series "D" Preferred Stock                22,937,349                  -
     Proceeds from related party borrowings                                   4,230,000                  -
     Payments on related party borrowings                                    (3,000,000)                 -
     Payments on notes payable                                               (5,964,000)          (199,666)
     Net proceeds from exercise of employee stock options                             -                241
                                                                        ----------------   ----------------
                   Net cash provided by (used in) financing activities       18,203,349           (199,425)
                                                                        ----------------   ----------------

EFFECT OF EXCHANGE RATES ON CASH                                                (16,689)            12,559
                                                                        ----------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,904,744         (7,055,338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                4,193,170         26,303,296
                                                                        ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 8,097,914       $ 19,247,958
                                                                        ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the quarter for interest                                $ 507,910          $ 107,577
                                                                        ================   ================
     Cash paid during the quarter for income taxes (including prepaid)         $ 35,466           $ 41,164
                                                                        ================   ================

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(Unaudited)


1.       Basis of Presentation

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

     At March 31, 2001, the Company's current liabilities exceeded current assets by $22,436,465. Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to its acquisition and development of its business. The Company expects to continue to experience net losses and negative cash flow through 2002, and may continue to do so thereafter while it develops and expands its business, even if individual markets of the Company become profitable.

     In addition, as of March 31, 2001, the Company was out of compliance with the operating covenants of the $175,000,000 Alcatel equipment financing facility and has not received a waiver of such noncompliance from the lender. As a result, Alcatel has the right to accelerate the maturity of the outstanding debt and the Company is unable to draw upon its facility until such covenants are met. The outstanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability in the accompanying consolidated balance sheets.

     The Company intends to meet its operational and capital expenditure requirements during 2001 from a combination of:

          o Net proceeds from its recent equity financing (see "Changes in Securities" below)

          o    Additional private equity or debt transactions

          o    Extending or modifying repayment terms on seller notes

          o    Reductions in capital expenditures

          o    Control of operating expense growth

          o    Sales of selected businesses and/or assets

     Management also intends to work with Alcatel to renegotiate the operating covenants under the Alcatel financing facility, which, if successful, may allow the Company to extend repayment terms under the facility and make further draws for equipment purchases. The Company can give no assurance that it will be able to obtain additional equity and debt financing, renegotiate its operating covenants with Alcatel or make further draws on the Alcatel facility, or control operating and capital expenditures in amounts sufficient for the Company to continue as a going concern.

2.       Principles of Consolidation

     The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly and majority-owned subsidiaries, its 32.6% interest in Chispa Dos, Inc. ("Chispa"), the holding entity of Cablevisa, S.A., Multicable S.A. and Cybernet de El Salvador S.A, and its 49% voting interest in International Van, S. A. de C.V. ("Intervan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Net Loss per Common Share and Common Share Equivalent

     Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000) and Series C and D preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At March 31, 2001 and 2000, all options and warrants were anti-dilutive due to the losses of the Company.

4.       Use of Estimates in Preparing Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       Operating Segment Information

     We make key financial decisions based on certain operating results of our subsidiaries and revenue types. Our operating segment information is as follows for the three months ended March 31, 2001 and 2000:


                                                                Central
2001                          Mexico         Venezuela           America          Corporate          Totals
----------------------     -------------    -------------     --------------    --------------    -------------
Revenue:
-        Data          $      3,513,812  $       330,668   $      1,115,862  $              -  $     4,960,342
-        CATV                         -                -          1,836,354                 -        1,836,354
-        Other                1,351,247           18,617          2,342,768                 -        3,712,632
Operating loss               (3,272,123)      (1,022,827)        (2,533,688)       (2,499,506)      (9,328,144)


                                                                 Central
2000                          Mexico         Venezuela           America          Corporate          Totals
----------------------     -------------    -------------     --------------    --------------    --------------
Revenue:
-        Data          $      2,595,748  $       292,439   $      1,216,996  $              -  $     4,105,183
-        CATV                         -                -          1,661,884                 -        1,661,884
-        Other                1,050,193           12,326            386,837                 -        1,449,356
Operating loss               (1,715,549)        (355,180)        (1,323,988)       (3,496,887)      (6,891,604)



6.       Subsequent Event

     On April 30, 2001, the Company received a notice from FondElec Group, Inc. that it had initiated an arbitration proceeding against the Company for amounts allegedly due under the terms of a services agreement between the Company and FondElec dated August 1999. The services agreement requires the Company to pay FondElec amounts for investment advisory and other consulting services. FondElec alleges the total amount due it under that agreement in excess of $3.1 million. FondElec is a shareholder in the Company and is an affiliate of FondElec
Essential Services Growth Fund, L.P., which is one of our principal shareholders. The Company believes it has recorded adequate accruals and has significant counterclaims and setoffs against FondElec for the amounts allegedly due under the terms of that services agreement, and that it otherwise has meritorious defenses to any claim for all or a portion of the fees, and intends to defend its position vigorously in the arbitration.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2001 and 2000. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in the document.

A.       OVERVIEW

     We provide high quality, low-cost integrated communications services using our own metropolitan area networks and local networks of incumbent local exchange providers. We operate primarily in recently deregulated and high-growth markets, principally in Mexico, Venezuela and Central America. We offer customers broadband, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of our markets using an IP-based technology platform and networks that employ fiber-optic fixed wireless technologies and hybrid fiber coaxial cable.

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

     The difficulties in managing these various business issues will be compounded by a number of the unique attributes of our business operations and our strategy for becoming a premier facilities-based telecommunications provider in our various markets. For example, we use, as part of our operating network, wireless technology. This technology has been used by other telecommunications providers for a significant period of time, but our point-to-multipoint technology has only been commercially used on a limited basis. We selected this technology because we believe it complements the wireline technologies we otherwise employ in our networks, but if that technology does not perform as expected or provide the advantages that we expect, our business, financial condition and the results of our operations may be materially and adversely affected. Further, we employ an IP-based technology platform that uses packet switching to transmit voice, video and data elements over the same network. We believe that IP-based packet-switched networks have less overhead and greater capacity than traditionally used technology platforms but, in the past, there have been issues regarding the quality of service provided by those platforms. We believe that the quality of services provided by other transport systems has been incorporated into the newer generations of IP switches and bandwidth managers, but if our technology platform does not perform as expected or provide the advantages we expect, our business, financial condition and the results of our operations could also be materially and adversely affected. Also, as part of our operations in some of our markets, we rely on network capacity that we lease from third parties, some of which may be our competitors in the market. Those parties may not have the same incentive as other, non-competitive, network owners to maintain those existing relationships with us on terms which promote our competitive advantage.

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to the three months ended March 31, 2000:

     Revenues. Our revenues for the three months ended March 31, 2001 totaled $10.5 million, compared to $7.2 million for the same period in 2000, representing a $3.3 million increase in revenues (or 46%). The following table shows our revenues by region for the first quarters of 2001 and 2000:

         TOTAL REVENUES
         (in thousands)                             2001             2000
                                                 ----------       ----------
         Mexico (Intervan)                    $      4,865     $      3,646
         Venezuela (Inter@net)                         349              305
         Central America                             5,295            3,265
                                                 ----------       ----------
              Consolidated total              $     10,509     $      7,216
                                                 ==========       ==========

     The increase in our 2001 revenues was primarily attributable to growth of our operations in Mexico (Intervan) combined with the acquisition of Metrotelecom (Central America) in April 2000. Intervan contributed almost $1.2 million of the revenue increase, consisting of an increase of $0.9 million in high speed data revenue with the remainder consisting of other revenue. The acquisition of Metrotelecom in April 2000 contributed $1.8 million to the revenue increase in 2001.

     Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $6.9 million for the three months ended March 31, 2001, an increase of $2.9 million over the same period of 2000. The significant increase in variable cost of services is a result of growth in our revenues, including completing the acquisition of Metrotelecom in April 2000.

     Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $6.1 million for the three months ended March 31, 2001, an increase of $2.9 million over the same period in 2000. We maintained a total of 795 employees at March 31, 2001, of which 142 employees related to Metrotelecom which we acquired in April 2000. The adjusted headcount of 654 employees for March 31, 2000, compared to 795 employees at March 31, 2001 reflects an employee headcount increase of 22%. The increase in employee headcount reflects significant employee hiring in primarily our sales, marketing and technical departments to support our planned significant growth in operations. We increased the salaries, wages and benefits of our personnel to match market rates and increases in cost of living.

     Selling, General and Administrative Expenses. We incurred SG&A expenses of $2.9 million during the three months ended March 31, 2001, a decrease of $0.8 million compared to the same period in 2000. The decrease in SG&A expenses reflects a concerted effort by management to reduce such expenses in 2001.

     Depreciation and Amortization. Our depreciation and amortization expense totaled $3.9 million during the three months ended March 31, 2001, representing an increase of $1.0 million over the same period in 2000. The significant increase reflects the depreciation expense from network assets obtained through acquisitions and foreign subsidiary network asset purchases.

     Interest Income and Interest Expense. Our interest income decreased $0.1 million for a total of almost $0.1 million during the three months ended March 31, 2001 due to a lower average cash investment balance during the period. Interest expense over the same period increased $0.5 million due primarily to the acquisition debt we incurred in April 2000. Additionally, the average interest rate recorded on our indebtedness during the three months ended March 31, 2001 was approximately 12.5%, compared to approximately 10.75% as of March 31, 2000.

     Net Loss. We incurred a net loss attributable to common shareholders of $9.2 million in the three months ended March 31, 2001, an increase of $2.5 million compared to the same period in 2000. The principal reasons for the $2.5 million increase were:

          o $2.9 million increase in salary and benefits expense attributable primarily to the significant growth in employee headcount to support planned operations.

          o $1.0 million increase in depreciation on fixed assets and amortization expense on intangible assets as a result of the build-out of our networks and one additional acquisition.

          o $0.5 million increase in interest expense due to the increased acquisition debt balance.

          o above increases were offset by a $0.4 million increase in net revenues over variable cost of services, a $0.5 million increase in minority interest loss, a $0.8 million decrease in SG&A expenses due to the concerted effort by management to reduce such expenses and a $0.2 million decrease in non-cash stock compensation expense.

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

     We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico, Venezuela and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2001 from a combination of the following:

          o    unused proceeds from our February 2001 financing

          o    additional equity or debt financings

          o    extending or modifying repayment terms on seller notes

          o    reductions in capital expenditures

          o    control of operating expense growth

          o    sales of selected businesses and/or assets

     We anticipate that we will require a minimum of $20 million during 2001 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter. If we spend over $20 million for capital expenditures, as noted above, we would anticipate meeting a portion of our capital requirements through draw downs on the Alcatel facility. Under the terms of the January amendment to our agreements with Alcatel, we are required to obtain additional equity financing (as well as meet operational milestones) in order to make further draw downs on the Alcatel facility and obtain reimbursement of certain amounts we have paid or will pay prior to the reimbursement. As of the date of this report, we have not met some of the amended operating covenants, and therefore, have been unable to draw down on the Alcatel facility. We intend to work with Alcatel to renegotiate the operating covenants to provide us with the ability to make further draw downs on the facility. We can make no assurances that Alcatel will agree to any such modifications. Further, as of the date of this report, we are not in compliance with the payment covenants of the equipment purchasing provision of the Alcatel agreements. We are negotiating a waiver of those payment provisions with Alcatel, but we have not yet received (and there can be no assurance that we will obtain) Alcatel's agreement to the waiver, or that Alcatel will agree to modify the payment provisions in a manner which we believe is acceptable. As a result, Alcatel has the right to accelerate the maturity of the amounts we have drawn under the facility and pursue its remedies for default. See our report on Form 8-K dated June 22, 2000 and our annual report on Form 10-KSB for the year ended December 31, 2000 for a more detailed description of Alcatel's rights under the financing facility.

     If we are able to obtain a waiver or modification of the payment provisions, but are still unable to make draw downs on the Alcatel facility (and receive reimbursement of certain amounts we have paid or will pay thereunder), the amount of our capital expenditures could be reduced significantly. Also, as noted above, we intend to meet a portion of our capital requirements through the sale of our equity or debt securities and through the sale of certain of our assets, including all or a portion of our Guatemala and El Salvador operations. There can be no assurance, however, that we will be able to complete any such financing transactions or sales on terms acceptable to us, or on any terms, in part because of the current state of the telecommunications industry. The telecommunications market dropped dramatically during 2000, and from March 2000 through the beginning of 2001, the market value of telecommunications companies decreased significantly. The values of telecommunications companies have also been adversely affected by the credit experience of the established telecommunications vendors, which have recently had increasing problems in collecting payments for their equipment. As a result of these factors, investors and lenders are carefully evaluating prospective investment opportunities in, and the investment values of, telecommunications companies that are seeking investments. If we are unable to obtain additional equity capital as a result of the factors noted above in this paragraph, or otherwise, our ability to comply with the terms of the Alcatel financing facility and make draw downs on the facility (and receive reimbursement of certain amounts we have paid or will pay thereunder) also could be adversely affected.

     During the first quarter ended March 31, 2001, our operating activities used $3.6 million, compared with $4.2 million during the same quarter in 2000. Our investing activities used $10.6 million in the first quarter ended March 31, 2001, compared with $2.7 million during the same quarter in 2000. These changes are primarily attributable to the increase in working capital requirements and purchases of property and equipment related to our rapidly expanding operations. Financing activities, principally the issuance of Series D Preferred Stock in February 2001 offset by the payments on notes payable, provided $18.2 million in net cash flow during the first quarter ended March 31, 2001.

     As of March 31, 2001, we had current assets of $20.9 million, compared to $16.5 million as of December 31, 2000, for an increase of $4.4 million. The increase in current assets was primarily due to an increase in cash related to the issuance of Series D Preferred Stock in February 2001.

     The cash flow generated by our foreign operations will not be sufficient to cover our planned significant operational growth in this fiscal year. Our ability to execute our business plan will be dependent on our efforts to obtain additional sources of funds to finance our business plan.

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

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


     See also the section entitled "Legal Proceedings" in our report on Form 10-KSB for the year ended December 31, 2000.

     On April 30, 2001, we received a notice from FondElec Group, Inc. that it had initiated an arbitration proceeding against us for amounts allegedly due under the terms of a services agreement between us and FondElec dated August 1999. The services agreement requires us to pay FondElec amounts for investment advisory and other consulting services. FondElec alleges the total amount due it under that agreement in excess of $3.1 million. FondElec is a shareholder in the company and is an affiliate of FondElec Essential Services Growth Fund, L.P., which is one of our principal shareholders. We believe we have recorded adequate accruals and have significant counterclaims and setoffs against FondElec for the amounts allegedly due under the terms of that services agreement, and that we otherwise have meritorious defenses to any claim for all or a portion of the fees, and intends to defend our position vigorously in the arbitration.

ITEM 2.       CHANGES IN SECURITIES


     On February 7, 2001, we issued 2,643,636 shares of our Series D convertible preferred stock to six accredited investors and received $24,585,850 in cash. See our report on Form 8-K filed on March 8, 2001 for a more detailed description of this transaction.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES


                                See Item 5 below.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS


                                      None.

ITEM 5.       OTHER INFORMATION

     MetroTelecom Acquisition - On April 5, 2000, we completed the acquisition of all of the outstanding stock of a group of companies that conduct, through directly or indirectly held operating subsidiaries, high speed data, dial-up Internet, high speed Internet, telephony and subscription cable television services in Guatemala. The Company has notified the former shareholders of several material claims it has under the purchase contract, which would result in a reduction in the initial purchase price and an offset against future notes due under the purchase contract. Accordingly, the Company did not pay a note payable due on April 5, 2001 in the amount of $4,750,000 plus accrued interest.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       EXHIBITS.

                                      None.


         B.       REPORTS ON FORM 8-K

     On March 8, 2001, we filed a report on Form 8-K which described (i) the closing of a $24,585,850 private placement of equity securities and corresponding payment made with the cash proceeds, (ii) the receipt of a data concession in Mexico (iii) the receipt of a data and telephony concession in Venezuela, and (iv) an update on the status of our Alcatel financing agreements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONVERGENCE COMMUNICATIONS, INC.


Date:  May 15, 2001                  BY       /s/ JERRY SLOVINSKI
                                              ----------------------------------
                                              Jerry Slovinski
                                              Chief Financial Officer