Form 10QSB
period 2001-06-30
CONVERGENCE COMMUNICATIONS INC
filed 2001-11-07
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 2001, 58,884,543 shares of registrant's Common Stock, par value $.001 per share were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with accounting principles generally accepted for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000, which are incorporated herein by reference. The accompanying financial statements have not been examined by our independent accountants in accordance with auditing standards generally accepted, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                              ----------------    ----------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 2,492,411         $ 4,193,170
    Accounts receivable - net                                                       7,303,282           5,244,893
    Inventory - net                                                                    35,483             910,204
    Value added tax receivable                                                      1,128,739           4,048,900
    Note receivable (due from related party)                                          500,000
    Prepaid expenses and other                                                      2,529,629           2,129,438
                                                                              ----------------    ----------------
                 Total current assets                                              13,989,544          16,526,605

PROPERTY AND EQUIPMENT - net                                                       51,937,888          56,652,546

INTANGIBLE ASSETS - net                                                            32,758,543          46,513,030

OTHER ASSETS
    Debt issue costs                                                                5,481,307           5,550,687
    Note receivable (due from related party)                                        2,250,000
    Other                                                                           1,300,545           1,475,034
                                                                              ----------------    ----------------
                 Total other assets                                                 9,031,852           7,025,721
                                                                              ----------------    ----------------
TOTAL ASSETS                                                                    $ 107,717,827       $ 126,717,902
                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt (payable to related party)                                                        $ 3,000,000
    Notes payable - current portion                                              $ 17,456,806          22,298,447
    Current portion of long-term debt (payable to related party)                      206,500           1,436,519
    Accounts payable and accrued liabilities                                       23,282,791          21,944,835
                                                                              ----------------    ----------------
                 Total current liabilities                                         40,946,097          48,679,801

LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                               8,577,322          12,274,717
    Long-term debt (payable to related parties)                                     8,293,500           4,769,497
    Other long-term liabilities                                                     1,048,988             392,239
                                                                              ----------------    ----------------
                 Total long-term liabilities                                       17,919,810          17,436,453
MINORITY INTEREST IN SUBSIDIARIES                                                           -           2,012,603
                                                                              ----------------    ----------------
                 Total liabilities                                                 58,865,907          68,128,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Series "D" Preferred stock; $0.001 par value; 10,000,000 shares authorized:
       2,643,636 shares issued and outstanding in 2001                                  2,644
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       13,620,472 shares issued and outstanding in 2001 and 2000, respectively         13,620              13,620
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       11,921,094 shares issued in 2001 and 2002                                       11,921              11,921
    Additional paid-in capital                                                    150,896,075         127,897,441
    Accumulated deficit                                                          (101,661,511)        (69,089,076)
    Accumulated other comprehensive income (loss)                                     907,240            (244,861)
    Treasury stock, 572,468 common shares in 2001 at cost                          (1,318,069)                  -
                                                                              ----------------    ----------------
                 Total stockholders' equity                                        48,851,920          58,589,045
                                                                              ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 107,717,827       $ 126,717,902
                                                                              ================    ================


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------------------------------------------------------------------

                                                                        Three Months         Three Months
                                                                            Ended               Ended
                                                                           June 30             June 30
                                                                            2001                 2000
                                                                      ------------------   -----------------

NET REVENUES FROM SERVICES                                                 $ 10,577,717         $ 8,635,510
                                                                      ------------------   -----------------
COSTS AND EXPENSES:
     Variable cost of services                                                7,427,046           4,897,700
     Salaries, wages and benefits                                             5,373,051           3,638,927
     Selling, general and administrative                                      2,966,741           3,844,845
     Depreciation and amortization                                            3,774,854           3,977,136
     Stock option compensation expense                                           21,802             246,144
     Business restructuring charges and asset impairments                    16,607,281                   -
                                                                      ------------------   -----------------
                   Total costs and expenses                                  36,170,775          16,604,752
                                                                      ------------------   -----------------
OPERATING LOSS                                                              (25,593,058)         (7,969,242)
OTHER INCOME (EXPENSE):
     Interest income                                                             71,903             152,487
     Interest expense                                                        (1,004,352)           (944,217)
     Gain on asset sale                                                       8,001,337                   -
     Other                                                                         (360)             (3,891)
     Net gain (loss) on foreign exchange                                       (181,639)             55,330
                                                                      ------------------   -----------------
                   Total other income (expense)                               6,886,889            (740,291)
                                                                      ------------------   -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (18,706,169)         (8,709,533)

BENEFIT (PROVISION) FOR INCOME TAXES                                              6,168             (40,388)
                                                                      ------------------   -----------------
LOSS BEFORE MINORITY INTEREST                                               (18,700,001)         (8,749,921)

MINORITY INTEREST IN (GAIN) LOSS OF SUBSIDIARIES                             (4,637,353)            869,714
                                                                      ------------------   -----------------
NET LOSS                                                                  $ (23,337,354)       $ (7,880,207)
                                                                      ==================   =================
Net loss per basic and diluted common share                                     $ (0.83)            $ (0.37)
                                                                      ==================   =================
Weighted-average number of common shares:
     Basic and diluted                                                       28,128,584          21,541,324
                                                                      ==================   =================

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------------------------------------------------------------------

                                                                         Six Months           Six Months
                                                                            Ended               Ended
                                                                           June 30             June 30
                                                                            2001                 2000
                                                                      ------------------   -----------------

NET REVENUES FROM SERVICES                                                 $ 21,087,045        $ 15,851,933
                                                                      ------------------   -----------------
COSTS AND EXPENSES:
     Variable cost of services                                               14,377,246           8,997,860
     Salaries, wages and benefits                                            11,464,806           6,793,648
     Selling, general and administrative                                      5,823,050           7,525,053
     Depreciation and amortization                                            7,681,359           6,885,851
     Stock option compensation expense                                           54,505             510,367
     Business restructuring charges and asset impairments                    16,607,281                   -
                                                                      ------------------   -----------------
                   Total costs and expenses                                  56,008,247          30,712,779
                                                                      ------------------   -----------------
OPERATING LOSS                                                              (34,921,202)        (14,860,846)

OTHER INCOME (EXPENSE):
     Interest income                                                            211,610             425,028
     Interest expense                                                        (2,235,755)         (1,661,697)
     Gain on asset sale                                                       8,001,337                   -
     Other                                                                       70,612               4,007
     Net gain (loss) on foreign exchange                                       (137,474)             85,713
                                                                      ------------------   -----------------
                   Total other income (expense)                               5,910,330          (1,146,949)
                                                                      ------------------   -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (29,010,872)        (16,007,795)

PROVISION FOR INCOME TAXES                                                      (25,259)            (94,147)
                                                                      ------------------   -----------------
LOSS BEFORE MINORITY INTEREST                                               (29,036,131)        (16,101,942)

MINORITY INTEREST IN (GAIN) LOSS OF SUBSIDIARIES                             (3,536,304)          1,527,455
                                                                      ------------------   -----------------
NET LOSS                                                                  $ (32,572,435)      $ (14,574,487)
                                                                      ==================   =================
Net loss per basic and diluted common share                                     $ (1.18)            $ (0.68)
                                                                      ==================   =================
Weighted-average number of common shares:
     Basic and diluted                                                       27,601,719          21,480,240
                                                                      ==================   =================

See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Preferred Stock
                                                       ----------------------------------------------------------
                                                       ----------------------------------------------------------
                                                           Series "B"         Series "C"          Series "D"         Common Stock
                                                       -------------------------------------- -------------------------------------
                                                       -----------------------------------------------------------------------------
                                           Total       Shares     Amount   Shares     Amount   Shares    Amount    Shares     Amount
                                         -----------   --------  -------  ---------  -------- ---------  ------  ----------  -------

BALANCE, JANUARY  1, 2000               $59,375,280    101,374   $  101   9,728,909  $ 9,729         -   $    -  11,585,489 $ 1,585
Comprehensive loss:
   Net loss for year ended December 31,
     2000                               (32,973,060)
   Other comprehensive loss consisting
     or foreign currency translation
      adjustment                           (214,849)
                                         -----------   --------  -------  ---------  -------- ---------  ------  ---------- --------

     Total comprehensive loss           (33,187,909)        -         -           -        -         -        -          -         -
Acquisition of Metrotelecom stock for
   CCI common shares                      1,000,000                                                                 121,212      121
Acquisition and retirement of stock
   from former officer                            -    (71,853)     (72)                                           (328,510)   (328)
Conversion of Series B to common shares           -    (29,521)     (29)                                            125,237      125
Non-cash remeasurement of options                 -
Exercise of shareholder stock options    27,374,162                       3,891,563    3,891
Exercise of employee stock options              241                                                                  11,000       11
Issuance of common shares for minority    3,765,727                                                                 406,666      407
  interest
Issuance of warrants on debt                 13,251
Issuance of options for common shares
   below fair value                         248,293
                                         -----------   --------  -------  --------- -------- ---------  -------   ---------  -------
BALANCE, DECEMBER 31, 2000               58,589,045          -        -  13,620,472   13,620         -        -  11,921,094   11,921
Comprehensive loss:
   Net loss for six months ended
    June 30, 2001                       (32,572,435)
   Other comprehensive income
     consisting of foreign currency
      translation adjustment              1,152,101
                                         -----------   --------  -------  --------- -------- ---------  -------   ---------  -------

     Total comprehensive loss           (31,420,334)         -        -           -        -         -         -          -        -
Issuance of Series D shares              22,937,349                                          2,643,636  $ 2,644
Acquisition of treasury stock           $(1,318,069)
Issuance of options on debt                  12,929
Stock-based compensation expense             51,000
                                         -----------   --------  -------  --------- -------- ---------  -------   ---------  -------

BALANCE, JUNE 30, 2001                 $ 48,851,920          -        -  13,620,472 $ 13,620 2,643,636  $ 2,644  11,921,094  $11,921
                                         ===========   ========  =======  ========= ======== =========  =======  ==========  =======

                                                               (CONTINUED ON NEXT PAGE)



See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
(CONTINUED FROM PREVIOUS PAGE)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                                                            Accumulated
                                                Additional                    Other
                                                 Paid-in       Accumulated  Comprehensive   Treasury
                                                 Capital         Deficit     Income (Loss)    Stock
                                               ----------      -----------   ------------   -----------

BALANCE, JANUARY 1, 2000                    $  95,147,893   $ (35,764,016)     $ (30,012)  $         -
Comprehensive loss:
   Net loss for year ended December 31,
     2000                                                     (32,973,060)
   Other comprehensive loss consisting
     or foreign currency translation
      adjustment                                                             (214,849)
                                               ----------      -----------   ------------   -----------

     Total comprehensive loss                           -     (32,973,060)      (214,849)            -
Acquisition of Metrotelecom stock for
   CCI common shares                              999,879
Acquisition and retirement of stock
from former officer                                   400
Conversion of Series B to common shares               (96)
Non-cash remeasurement of options                 352,000        (352,000)
Exercise of shareholder stock options          27,370,271
Exercise of employee stock options                    230
Issuance of common shares for minority
  interest                                      3,765,320
Issuance of warrants on debt                       13,251
Issuance of options for common shares
   below fair value                               248,293
                                               ----------      -----------   ------------   -----------

BALANCE, DECEMBER 31, 2000                    127,897,441     (69,089,076)      (244,861)            -
Comprehensive loss:
   Net loss for six months ended
    June 30, 2001                                             (32,572,435)
   Other comprehensive income
     consisting of foreign currency
      translation adjustment                                                   1,152,101
                                               ----------      -----------   ------------   -----------
     Total comprehensive loss                         -       (32,572,435)     1,152,101             -
Issuance of Series D shares                    22,934,705
Acquisition of treasury stock                                                              $(1,318,069)
Issuance of options on debt                        12,929
Stock-based compensation expense                   51,000
                                               ----------      -----------   ------------   ----------

BALANCE, JUNE 30, 2001                      $ 150,896,075   $(101,661,511)     $ 907,240   $(1,318,069)
                                             ============   ==============   ============ =============

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
----------------------------------------------------------------------------------------------------------

                                                                          Six Months         Six Months
                                                                             Ended             Ended
                                                                            June 30           June 30
                                                                             2001               2000
                                                                        ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(32,572,435)     $(14,574,487)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                      7,681,359         6,885,851
           Asset impairment                                                  13,184,220                 -
           Gain on asset sale                                                (8,001,337)                -
           Provision for bad debts                                              668,313           439,057
           Minority interest in gain (loss) of subsidiaries                   3,536,304        (1,527,455)
           Stock-based compensation expense                                      51,000           528,445
           Amortization of discount on notes payable                            607,303         1,091,473
           Issuance of options on Alcatel debt                                   12,929                 -
           Change in assets and liabilities:
              Accounts receivable                                            (2,983,473)       (2,316,193)
              Inventory                                                         (42,115)         (222,385)
              Other current assets                                              417,350        (2,415,284)
              Other assets                                                   (1,002,373)       (1,656,593)
              Accounts payable and accrued liabilities                          904,368         3,362,037
              Due to affiliates                                                       -          (102,699)
              Other long-term liabilities                                       939,610            43,541
                                                                        ----------------   ---------------
                   Net cash used in operating activities                    (16,598,977)      (10,464,692)
                                                                        ----------------   ---------------

CASH FLOWs FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (17,803,813)       (5,879,732)
     Cash paid in Metrotelecom acquisition, net                                       -        (3,417,851)
     Proceeds from asset  sale                                               19,750,000                 -
                                                                        ----------------   ---------------
                   Net cash provided by (used in) investing activities        1,946,187        (9,297,583)
                                                                        ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of employee stock options                             -               241
     Net proceeds from issuance of Series "D" Preferred Stock                22,937,349                 -
     Proceeds from related party borrowings                                   4,230,000                 -
     Payments on related party borrowings                                    (4,999,497)         (126,000)
     Payments on notes payable                                               (9,178,970)         (322,917)
                                                                        ----------------   ---------------
                   Net cash provided by (used in) financing activities       12,988,882          (448,676)
                                                                        ----------------   ---------------

EFFECT OF EXCHANGE RATES ON CASH                                                (36,851)            4,965
                                                                        ----------------   ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,700,759)      (20,205,986)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                4,193,170        26,303,296
                                                                        ----------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                 $ 2,492,411       $ 6,097,310
                                                                        ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                               $ 1,026,343         $ 218,325
                                                                        ================   ===============
     Cash paid during the period for income taxes (including prepaid)          $ 26,466          $ 69,366
                                                                        ================   ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of treasury stock in exchange for minority interest
      in subsidiary                                                         $ 1,318,069               $ -
                                                                        ================   ===============
     Issuance of notes receivable in asset sale                             $ 2,000,000               $ -
                                                                        ================   ===============

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
(Unaudited)


1.       Basis of Presentation

         Convergence Communications, Inc. and subsidiaries (the "Company"), is a Latin American facilities-based telecommunications company which owns and operates IP-based, broadband metropolitan area networks. The Company offers a menu of broadband connectivity, IP-telephony, high-speed Internet access, web-site hosting, virtual private networks, e-commerce and pay television services to businesses and consumers in Latin America, primarily in Mexico.

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

         At June 30, 2001, the Company's current liabilities exceeded current assets by $26,956,553. Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to acquisition and the development of its business. The Company expects to continue to experience net losses and negative cash flow through 2002, and may continue to do so thereafter while it develops and expands its business, even if individual markets of the Company become profitable. As described in more detail below, in September 2001, the Company received approximately $18.15 million from the private placement of its securities.

         As described in more detail in Note 2 below, the Company recorded a pre-tax charge of $16,607,281 for the quarter ended June 30, 2001 in connection with a restructuring plan.

         As of June 30, 2001, the Company continues to be out of compliance with the operating covenants of the Alcatel equipment financing facility and had not received a waiver of such noncompliance from the lender. As a result, the Company is unable to draw upon its facility until it meets those covenants, and Alcatel has the right to accelerate the maturity of the outstanding debt. The outstanding balance under the Alcatel facility of $1,591,555 has been classified as a current liability in the accompanying consolidated balance sheets.

         The Company intends to meet its operational and capital expenditure requirements during 2001 from a combination of:

     o The sale of its equity securities and of selected operations and assets. In September 2001, the Company closed a private placement of its equity securities and in June 2001, the Company sold a portion of its El Salvador operations

     o    Extending or modifying repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Control of operating expense growth

2.       Business Restructuring Charges and Related Asset Impairments

         In connection with a restructuring plan to exit certain non-strategic market regions and to streamline the Company's cost structure in both foreign and corporate operations, the Company recorded a pre-tax charge of $16,607,281 in the current second fiscal quarter, which includes restructuring costs of $3,423,061 and asset write-downs of $13,184,220.

         Restructuring costs primarily relate to involuntary employee separations of $2,280,162 for approximately 150 employees and facility reduction costs of $1,142,898. The employee separation costs primarily impact the Company's corporate operations and Venezuela, but also impact all geographic locations of the Company, with the majority pertaining to management employees. As of October 31, 2001, almost all of the 150 employee separations were completed.

         Asset  write-downs   reflect  the  write-down  of  certain   long-lived
intangible assets, VAT tax receivable and tangible fixed assets that became impaired as a result of management's decision to limit or reduce certain operations in non-strategic market regions and reduce operations in Venezuela (see Note 9). Impairment losses were determined based on the write-down of fixed assets, goodwill and other acquired intangibles to their fair value, which was estimated by the expected future cash flows. The Company expects to substantially complete the restructuring plan by December 31, 2001.



         The following table displays the status of the restructuring reserve at June 30, 2001:

   -------------------------------------- ----------------- --------------- ---------------- ----------------
               Type of Cost                Initial Charge    Cash charges      Non-cash      6-30-01 Reserve
                                                                                charges
   -------------------------------------- ----------------- --------------- ---------------- ----------------

   Restructuring costs:
   Employee separations                         $2,280,162        $654,426                        $1,839,699
   Facility reductions                           1,142,898          12,000                           916,935
   -------------------------------------- ----------------- --------------- ---------------- ----------------
   Total                                         3,423,060         666,426                         2,756,634

   Asset write-downs:
   Goodwill,    and    other    acquired         2,530,223                       $2,530,223
   intangibles
   Fixed assets                                  9,054,556                        9,054,556
   VAT tax receivable                            1,599,442                        1,599,442
   -------------------------------------- ----------------- --------------- ---------------- ----------------
   Total                                       $16,607,281        $666,426      $13,184,221       $2,756,634
   -------------------------------------- ----------------- --------------- ---------------- ----------------


3.       Chispa Transactions

            Effective June 1, 2001, the Company, through its consolidated subsidiary Chispa Dos, Inc. ("Chispa"), completed the sale of its cable television and residential data assets of Chispa to an unrelated third party for $19.75 million in cash and $2 million in a note receivable. As a result of the sale of assets, the Company recognized a pre-tax gain of approximately $8 million ($3 million after minority interest) during the quarter ended June 30, 2001.

            On June 21, 2001, the Company closed an exchange agreement with FondElec Essential Services Growth Fund, L.P., a shareholder of the Company ("FondElec"), pursuant to which FondElec acquired the Company's approximate 33% interest in Chispa in exchange for 572,468 shares of the Company's common stock owned by FondElec. The sale was accounted for as a nonmonetary transaction and resulted in no significant gain or loss to the Company. The Company's shares reacquired in the exchange resulted in treasury stock of approximately $1.3 million being recorded in the quarter ended June 30, 2001.

            In connection with the exchange, Chispa paid the Company approximately $8.5 million of the approximate $11.25 million that the Company had loaned Chispa through intercompany loans, and the Company agreed to refinance the remaining $2.75 million in inter-company loans to two notes receivable with interest at 10% and maturing on June 11, 2006. The notes receivable are collateralized by FondElec's pledge of 591,398 shares of the Company's common stock owned by Fondelec and Chispa's pledge of a $2 million note receivable. The Company paid approximately $6 million of the $8 million in proceeds from the payment of the intercompany loans toward certain long-term debt amounts owed under a vendor financing arrangement. For a more detailed description of these transactions, see our report on Form 8-K filed on July 3, 2001.

         As a result of the sale of the Chispa assets and minority interest, the Company ceased to consolidate the related net assets and operations of Chispa as of the dates of sale and exchange. Consolidated revenues and net income of Chispa for the six months ended June 30, 2001 were $3.4 million and $1.7 million, respectively, and consolidated revenues and net losses for the six months ended June 30, 2000 were $4.2 million and $.7 million, respectively.

4.       Principles of Consolidation

         The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly and majority-owned subsidiaries including its 33% interest in Chispa through June 21, 2001 (see Note 3 above) and its 49% voting interest in International Van, S. A. de C.V. ("Intervan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

5.       Net Loss per Common Share and Common Share Equivalent

         Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000) and Series C and D preferred stock outstanding, and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At June 30, 2001 and 2000, all options and warrants were anti-dilutive due to the losses of the Company.

6.       Use of Estimates in Preparing Financial Statements

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

7.       Operating Segment Information

         The Company makes key financial decisions based on certain operating results of its subsidiaries and revenue types. The Company's operating segment information is as follows for the six months ended June 30, 2001 and 2000:


                                                                         Central
2001                         Mexico          Venezuela           America          Corporate           Totals
---------------------     -------------    --------------     --------------     --------------    ---------------

Revenue:
-        Data         $      7,441,178  $        624,014   $      4,479,218  $              -  $      12,544,410
-        CATV                        -                 -          3,063,064                 -          3,063,064
-        Other               2,540,407            36,798          2,902,366                 -          5,479,571
Operating loss              (7,760,624)      (13,532,234)        (7,375,801)       (6,252,543)       (34,921,202)

                                                                         Central
2000                         Mexico          Venezuela           America          Corporate           Totals
---------------------     -------------    --------------      --------------    --------------    ---------------
Revenue:
-        Data         $      5,458,848  $        570,102   $      2,934,502  $              -  $       8,963,452
-        CATV                        -                 -          3,526,865                 -          3,526,865
-        Other               2,145,258            30,371          1,185,987                 -          3,361,616
Operating loss              (3,997,897)         (857,364)        (4,412,351)       (5,593,234)       (14,860,846)


8.       Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS No. 142 effective January 1, 2002. Management is currently evaluating the impact of these pronouncements on the financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the year ending December 31, 2002. Management is currently evaluating the impact of this pronouncement on the financial statements.

9.       Subsequent Events

         On July 30, 2001, the Company borrowed $1.75 million on an unsecured basis from a shareholder. The loan was due on August 15, 2001 and subsequently converted into preferred stock (see below) on September 11, 2001. See the Company's report on Form 8-K filed on October 9, 2001 for a more detailed description of the transactions.

         On September 11, 2001, the Company closed a $20 million private placement with two shareholders in the Company. At the closing, the Company issued those investors 3,529,410 shares of our common stock for $18.15 million in cash and converted approximately $1.85 million due under a promissory note to one of the shareholders in July 2001. See the Company's report on Form 8-K dated September 11, 2001 for a more detailed description of the transactions. As a condition of the private placement, all of the outstanding and issuable warrants of the Company held by the investors in the Series C and Series D preferred stock equity rounds were immediately vested and exercised at $0.01 per warrant into their respective common or preferred stock. Additionally, all outstanding preferred stock was then immediately converted to common stock on a 1:1 basis. As a result of the induced conversion of preferred stock, the Company recorded approximately $5.4 million as a dividend charge to net earnings available to common stockholders for preferred stock warrants and approximately $600,000 as a charge against retained earnings for common stock warrants.

         In July 2001, the management and the board of directors of the Company committed to a plan to dispose of its Venezuelan operations. As a result, the Company will record additional exit and disposal costs related to such operations. Consolidated revenues and net losses of the Venezuelan operations for the six months ended June 30, 2001 were $.7 million and $16.4 million, respectively, and for the six months ended June 30, 2000 were $.6 million and $.8 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to our financial condition and results of operations for the six month periods ended June 30, 2001 and 2000. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in this report.

A.       OVERVIEW

         We provide high quality, low-cost integrated communications services using our own metropolitan area networks and local networks of incumbent local exchange providers. We operate primarily in recently deregulated and high-growth markets, principally in Mexico and Central America. We offer customers broadband, high-speed data connections, high-speed and dial-up Internet access, voice and video services in a number of our markets using an IP-based technology platform and networks that employ fiber-optic fixed wireless technologies and hybrid fiber coaxial cable.

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

         Since our inception, we have sustained significant net losses and negative cash flow. We expect the losses and negative cash flow to continue until we develop a customer base that will generate sufficient revenues to fund our operating expenses. We expect that our 2001 operating and net losses and negative operating cash flow will be greater than in 2000. We also anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. Our ability to manage the problems associated with our expansion will depend, among other things, on our capability to monitor operations, control costs, maintain effective quality control, secure necessary interconnect and regulatory approvals, expand internal management, technical, information and accounting systems and attract, assimilate and retain qualified management and professional personnel. Our inability or failure to effectively manage these issues could result in significant subscriber turnover, stagnant or decreasing subscriber growth, our inability to meet our contractual obligations for continued funding under our various vendor financing relationships such as with Alcatel, managerial inefficiencies, missed corporate opportunities and continuing or increased losses.

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

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to the six months ended June 30, 2000:

         Revenues. Our revenues for the six months ended June 30, 2001 totaled $21.1 million, compared to $15.9 million for the same period in 2000, representing a $5.2 million increase in revenues (or 33%). The following table shows our revenues (in thousands) by region for the first six months of 2001 and 2000:

                TOTAL REVENUES
                (in thousands)                    2001             2000
                                                ----------       ----------
                Mexico (Intervan)            $      9,981     $      7,604
                Venezuela                             661              600
                Central America                    10,445            7,648
                                                ----------       ----------
                     Consolidated total      $     21,087     $     15,852
                                                ==========       ==========


         The increase in our 2001 revenues was primarily attributable to growth of our operations in Mexico (Intervan), combined with the acquisition of Metrotelecom (Central America) in April 2000, but was offset by the sale of a portion of our El Salvadoran operations (Chispa) in June 2001. Intervan contributed almost $2.4 million of the revenue increase, consisting of an increase of $2.2 million in high speed data revenue with the remainder consisting of other revenue.

         Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $14.4 million for the six months ended June 30, 2001, an increase of $5.4 million over the same period in 2000. The significant increase in variable cost of services is a result of growth in our revenues, including completing the acquisition of Metrotelecom in April 2000.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $11.5 million for the six months ended June 30, 2001, an increase of $4.7 million over the same period in 2000, due primarily to employee hirings subsequent to June 2000. We maintained a total of about 475 employees at June 30, 2001 reflecting a significant reduction of 320 employees from our headcount total of 795 at March 31, 2001. This reduction of 320 employees reflects the reduction of 200 employees resulting from the sale of Chispa in June 2001, combined with about 120 employees who we terminated in connection with our business restructuring discussed below.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.8 million during the six months ended June 30, 2001, a decrease of $1.7 million compared to the same period in 2000. The decrease in SG&A expenses reflects the impact of management's cost reduction program.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $7.7 million during the six months ended June 30, 2001, representing an increase of $0.8 million over the same period in 2000. The increase reflects the depreciation expense from network assets we obtained through acquisitions and our foreign subsidiary network asset purchases.

         Business Restructuring Charges and Asset Impairments. During the second quarter of 2001, our management approved a restructuring plan which resulted in a restructuring charge of $16,607,281. (See Note 2)

         Interest Income and Interest Expense. Our interest income decreased $0.2 million for a total of $0.2 million during the six months ended June 30, 2001 due to a lower average cash investment balance during the period. Interest expense over the same period increased $0.6 million due primarily to the acquisition debt we incurred in April 2000. Additionally, the average interest rate recorded on our indebtedness during the six months ended June 30, 2001 was approximately 12.5%, compared to approximately 10.75% as of June 30, 2000.

         Gain on Asset Sale. On June 1, 2001, we completed the sale of our cable television and residential data assets located in El Salvador and recognized an $8 million pre-tax gain, before minority interest of $5 million.

         Net Loss. We incurred a net loss attributable to common shareholders of $32.6 million in the six months ended June 30, 2001, an increase of $18.1 million compared to the same period in 2000. The principal reasons for the increase were:

     o $4.7 million increase in salary and benefits expense attributable primarily to the significant growth in employee headcount to support our planned operations.

     o $0.8 million increase in depreciation on fixed assets and amortization expense on intangible assets as a result of the build-out of our networks and our acquisition of certain operations in Guatemala.

     o $16.6 million increase in business restructuring charges and asset impairments.

     o $0.6 million increase in interest expense due to the increased acquisition debt balance.

     o $5 million increase in minority interest gain from the sale of our interest in Chispa.

     o The above increases were offset by the $8 million pre-tax gain on asset sale, a $1.7 million decrease in SG&A expenses due to the concerted effort by management to reduce such expenses and a $0.5 million decrease in non-cash stock compensation expense.

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

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2001 from a combination of the following:

     o The sale of its equity securities and of selected operations and assets. In September 2001, the Company closed a private placement of its equity securities and in June 2001, the Company sold a portion of its El Salvador operations

     o    Extending or modifying repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Control of operating expense growth

         In June, 2001, we completed the sale of a portion of our operations in El Salvador and, in September 2001, we completed a $20 million private placement. See Note 9, Subsequent Events, above, for more information regarding the private placement.

         We anticipate that we will require a minimum of $3 million during the remainder of 2001 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

         The telecommunications market dropped dramatically beginning in 2000, which has significantly affected the market value of companies in that industry. The values of telecommunications companies have also been adversely affected by the credit experience of the established telecommunications vendors, which have recently had increasing problems in collecting payments for their equipment. As a result of these factors, investors and lenders are carefully evaluating prospective investment opportunities in, and the investment values of, telecommunications companies that are seeking investments. If we are unable to obtain additional equity capital as a result of the factors noted above in this paragraph, or otherwise, our ability to comply with the terms of the Alcatel financing facility and make draw downs on the facility (and receive reimbursement of certain amounts we have paid or will pay thereunder) also could be adversely affected.

         During the six months ended June 30, 2001, our operating activities used $16.6 million, compared with $10.5 million during the same period in 2000. Our investing activities provided $1.9 million in the six months ended June 30, 2001, compared with using $9.3 million during the same period in 2000. These changes were primarily attributable to the sale of our cable television and residential data assets in El Salvador, and the increase in working capital requirements and purchases of property and equipment related to our rapidly expanding operations. Financing activities, principally the issuance of Series D Preferred Stock in February 2001 offset by the payments on notes payable, provided $13 million in net cash flow during the six months ended June 30, 2001.

         As of June 30, 2001, we had current assets of $14 million, compared to $16.5 million as of December 31, 2000, for a decrease of $2.5 million. The decrease in current assets was primarily due to cash used to fund foreign operations.

         The cash flow generated by our foreign operations will not be sufficient to cover our planned operational growth in the next fiscal year. Our ability to execute our business plan will be dependent on our efforts to obtain additional sources of funds to finance our business plan.

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

         To the extent we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns. Our subsidiaries or affiliates could also obtain financing from third parties, but there can be no assurance our subsidiaries or affiliates will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs on terms that are economically acceptable to us.

Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS No. 142 effective January 1, 2002. Management is currently evaluating the impact of these pronouncements on the financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the year ending December 31, 2002. Management is currently evaluating the impact of this pronouncement on the financial statements.

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

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


         See also the section entitled "Legal Proceedings" in our report on Form 10-KSB for the year ended December 31, 2000 and our report on Form 10-QSB for the quarter ended March 31, 2001.

           In March 2000, we were named as a defendant in an action brought in the federal court in California. In the action, the plaintiff alleged that we had defrauded them when, in 1997, we engaged in a corporate transaction that reduced their ownership, and that we had failed to offer them the right to acquire our equity securities under the terms of a contractual right in their favor. See our report on Form 10-KSB for the period ending December 31, 2000 for more information regarding this action. In October 2001, the court granted us summary judgment in the case and, on October 29, 2001, entered a judgment in the matter.

ITEM 2.       CHANGES IN SECURITIES


         On June 8, 2001, we entered into an Exchange Agreement through one of our wholly owned subsidiaries with FondElec, pursuant to which FondElec agreed to acquire our interest in Chispa. The transaction was closed on June 21, 2001. Chispa was the holding company for a majority of our El Salvador operations. Under the terms of the transaction, FondElec acquired our interest in Chispa in exchange for 572,468 shares of our common stock that FondElec owned. The 572,468 shares have been classified as treasury stock on our financial statements. For a more detailed description of the transaction, see our report on Form 8-K filed on July 3, 2001.

         On September 11, 2001, we closed a $20 million private placement with two accredited investors. At the closing, we issued those investors 23,529,410 shares of our common stock for $18.15 million in cash and the conversion of approximately $1.85 million due under the promissory note we issued to one of the investors in July 2001. Under the terms of that transaction, we converted all of our outstanding preferred stock (consisting of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) into common shares. As a result of the conversions, we now have only common stock outstanding. See our report on Form 8-K filed on October 9, 2001 for a more detailed description of the private placement and the ancillary transactions effected in connection with it.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES


         See the section entitled "Item 5 - Other Information" in our report on Form 10-QSB for the quarter ended March 31, 2001.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS


         During June 2001, we submitted a consent resolution relating to an amendment of our Amended and Restated Articles of Incorporation to increase our authorized capital from 125,000,000 shares to 175,000,000 shares, comprised of 75,000,000 shares of preferred stock and 100,000,000 shares of common stock through the use of written consents, which is authorized under our organizational documents and Nevada corporate law. The amendment was effected in July 2001. The approval procedures, number of shares of our stock voting in favor of each of those actions pursuant to the written consents and a description of each of the transactions so approved are described in more detail in our information statement on Schedule 14c dated July 3, 2001.

         In conjunction  with the September 2001 equity  financing  described in
Item 2 above, we submitted a consent resolution in October 2001 to amend our Amended and Restated Articles of Incorporation to vote for certain amendments to our Articles of Incorporation, including an amendment that will increase the maximum number of members of our board of directors from ten members to twelve members, and an amendment that will require the approval of at least 75% of our board of certain types of equity offerings through December 31, 2007 through the use of written consents, which is authorized under our organizational documents and Nevada corporate law. The approval procedures, number of shares of our stock voting in favor of each of those actions pursuant to the written consents and a description of each of the transactions so approved are described in more detail in our information statement on Schedule 14c dated November 1, 2001.

ITEM 5.       OTHER INFORMATION


                                      None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       EXHIBITS.

                                      None.


         B.       REPORTS ON FORM 8-K

         On July 3, 2001, we filed a report on Form 8-K which described (i) the closing of an exchange of our interest in Chispa, the holding company for most our El Salvador operations, with one of our shareholders for some of its common stock in the company (see "Item 2 - Changes in Securities" above) and (ii) the appointment of two new directors to our board.

         On August 7, 2001, we filed a report on Form 8-K which described (i) a $1.75 million unsecured loan we obtained from a shareholder and (ii) our conversion of a promissory note due on August 1, 2001 into a ten-year term note.

         On October 9, 2001, we filed a report on Form 8-K which described a $20 million private placement of common stock, including the conversion of a promissory note and exercise of certain warrants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONVERGENCE COMMUNICATIONS, INC.


Date:  November 7, 2001                 BY       /s/ GARY BARLOW
                                                 -------------------------------
                                                 Gary Barlow
                                                 Chief Accounting Officer