Form 10QSB/A
period 2001-06-30
CONVERGENCE COMMUNICATIONS INC
filed 2001-11-08
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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


         On September 11, 2001, the Company closed a $20 million private placement with two shareholders in the Company. At the closing, the Company issued those investors 23,529,410 shares of our common stock for $18.15 million in cash and converted approximately $1.85 million due under a promissory note to one of the shareholders in July 2001. See the Company's report on Form 8-K dated September 11, 2001 for a more detailed description of the transactions. As a condition of the private placement, all of the outstanding and issuable warrants of the Company held by the investors in the Series C and Series D preferred stock equity rounds were immediately vested and exercised at $0.01 per warrant into their respective common or preferred stock. Additionally, all outstanding preferred stock was then immediately converted to common stock on a 1:1 basis. As a result of the induced conversion of preferred stock, the Company recorded approximately $5.4 million as a dividend charge to net earnings available to common stockholders for preferred stock warrants and approximately $600,000 as a charge against retained earnings for common stock warrants.


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

                                        CONVERGENCE COMMUNICATIONS, INC.


Date:  November 8, 2001                 BY       /s/ GARY BARLOW
                                                 -------------------------------
                                                 Gary Barlow
                                                 Chief Accounting Officer