Form 10QSB
period 2001-09-30
CONVERGENCE COMMUNICATIONS INC
filed 2001-11-13
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ----    -----
As of November 9, 2001, 58,884,543 shares of registrant's Common Stock, par value $.001 per share were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000, which are incorporated herein by reference. The accompanying financial statements have not been examined by our independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.













                      [THIS SPACE INTENTIONALLY LEFT BLANK]

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,     December 31,
                                                                                   2001                2000
                                                                              ----------------    ----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $ 12,229,937         $ 4,193,170
    Accounts receivable - net                                                       6,576,235           5,244,893
    Inventory - net                                                                    39,981             910,204
    Value added tax receivable                                                      1,024,891           4,048,900
    Note receivable (due from related party)                                          500,000
    Prepaid expenses and other                                                      2,959,822           2,129,438
                                                                              ----------------    ----------------
                 Total current assets                                              23,330,866          16,526,605

PROPERTY AND EQUIPMENT - net                                                       51,835,754          56,652,546

INTANGIBLE ASSETS - net                                                            31,494,475          46,513,030

OTHER ASSETS
    Debt issue costs                                                                5,305,709           5,550,687
    Note receivable (due from related party)                                        2,250,000
    Other                                                                           1,506,119           1,475,034
                                                                              ----------------    ----------------
                 Total other assets                                                 9,061,828           7,025,721
                                                                              ----------------    ----------------
TOTAL ASSETS                                                                    $ 115,722,923       $ 126,717,902
                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt (payable to related party)                                                        $ 3,000,000
    Notes payable - current portion                                              $ 16,133,499          22,298,447
    Current portion of long-term debt (payable to related party)                      206,400           1,436,519
    Accounts payable and accrued liabilities                                       19,517,947          21,944,835
                                                                              ----------------    ----------------
                 Total current liabilities                                         35,857,846          48,679,801

LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                               8,705,555          12,274,717
    Long-term debt (payable to related parties)                                     9,576,236           4,769,497
    Other long-term liabilities                                                     3,084,911             392,239
                                                                              ----------------    ----------------
                 Total long-term liabilities                                       21,366,702          17,436,453

MINORITY INTEREST IN SUBSIDIARIES                                                           -           2,012,603
                                                                              ----------------    ----------------
                 Total liabilities                                                 57,224,548          68,128,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Series "D" Preferred stock; $0.001 par value; 10,000,000 shares authorized:
       none issued                                                                          -                   -
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       13,620,472 shares issued and outstanding in 2000                                     -              13,620
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       58,884,543 and 11,921,094 shares issued in 2001 and 2000, respectively          58,885              11,921
    Additional paid-in capital                                                    176,959,814         127,897,441
    Accumulated deficit                                                          (116,977,718)        (69,089,076)
    Accumulated other comprehensive loss                                             (224,537)           (244,861)
    Treasury stock, 572,468 common shares in 2001 at cost                          (1,318,069)                  -
                                                                              ----------------    ----------------
                 Total stockholders' equity                                        58,498,375          58,589,045
                                                                              ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 115,722,923       $ 126,717,902
                                                                              ================    ================


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------

                                                                         Three Months         Three Months
                                                                            Ended                Ended
                                                                         September 30         September 30
                                                                             2001                 2000
                                                                       -----------------    -----------------

NET REVENUES FROM SERVICES                                                  $ 9,291,905          $ 9,126,110
                                                                       -----------------    -----------------
COSTS AND EXPENSES:
     Variable cost of services                                                6,649,065            5,582,604
     Salaries, wages and benefits                                             3,926,399            4,826,527
     Selling, general and administrative                                      1,710,729            3,190,291
     Depreciation and amortization                                            3,022,785            3,804,771
     Stock option compensation expense                                                -               63,141
     Business restructuring charges and asset impairments                     1,514,989                    -
                                                                       -----------------    -----------------
                   Total costs and expenses                                  16,823,967           17,467,334
                                                                       -----------------    -----------------
OPERATING LOSS                                                               (7,532,062)          (8,341,224)

OTHER INCOME (EXPENSE):
     Interest income                                                             93,620              273,039
     Interest expense                                                        (1,275,719)          (1,001,221)
     Other                                                                       (2,190)              93,123
     Net gain (loss) on foreign exchange                                       (570,698)               7,410
                                                                       -----------------    -----------------
                   Total other expense                                       (1,754,987)            (627,649)
                                                                       -----------------    -----------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                               (9,287,049)          (8,968,873)

PROVISION FOR INCOME TAXES                                                       (6,416)             (51,860)
                                                                       -----------------    -----------------
LOSS BEFORE MINORITY INTEREST                                                (9,293,465)          (9,020,733)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                             -              925,641
                                                                       -----------------    -----------------
NET LOSS                                                                     (9,293,465)          (8,095,092)

NON-CASH REMEASUREMENT OF OPTIONS AND WARRANTS                               (5,396,396)            (352,000)
                                                                       -----------------    -----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $ (14,689,861)        $ (8,447,092)
                                                                       =================    =================
Net loss per basic and diluted common share                                     $ (0.45)             $ (0.35)
                                                                       =================    =================
Weighted-average number of common shares:
     Basic and diluted                                                       32,951,750           24,087,956
                                                                       =================    =================


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------

                                                                          Nine Months          Nine Months
                                                                             Ended                Ended
                                                                         September 30         September 30
                                                                             2001                 2000
                                                                       ------------------   ------------------

NET REVENUES FROM SERVICES                                                  $ 30,378,950         $ 24,978,043
                                                                       ------------------   ------------------
COSTS AND EXPENSES:
     Variable cost of services                                                21,026,311           14,580,464
     Salaries, wages and benefits                                             15,391,205           11,620,175
     Selling, general and administrative                                       7,533,779           10,715,344
     Depreciation and amortization                                            10,704,144           10,690,622
     Stock option compensation expense                                            54,505              573,508
     Business restructuring charges and asset impairments                     18,122,270                    -
                                                                       ------------------   ------------------
                   Total costs and expenses                                   72,832,214           48,180,113
                                                                       ------------------   ------------------
OPERATING LOSS                                                               (42,453,264)         (23,202,070)

OTHER INCOME (EXPENSE):
     Interest income                                                             305,230              767,566
     Interest expense                                                         (3,511,474)          (2,662,918)
     Gain on asset sale                                                        8,001,337                    -
     Other                                                                        68,422               97,130
     Net gain (loss) on foreign exchange                                        (708,172)              23,624
                                                                       ------------------   ------------------
                   Total other income (expense)                                4,155,343           (1,774,598)
                                                                       ------------------   ------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                               (38,297,921)         (24,976,668)

PROVISION FOR INCOME TAXES                                                       (31,675)            (146,007)
                                                                       ------------------   ------------------
LOSS BEFORE MINORITY INTEREST                                                (38,329,596)         (25,122,675)

MINORITY INTEREST IN LOSS (GAIN) OF SUBSIDIARIES                              (3,536,304)           2,453,096
                                                                       ------------------   ------------------
NET LOSS                                                                     (41,865,900)         (22,669,579)

NON-CASH REMEASUREMENT OF OPTIONS AND WARRANTS                                (5,396,396)            (352,000)
                                                                       ------------------   ------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                               $ (47,262,296)       $ (23,021,579)
                                                                       ==================   ==================
Net loss per basic and diluted common share                                      $ (1.61)             $ (1.03)
                                                                       ==================   ==================
Weighted-average number of common shares:
     Basic and diluted                                                        29,404,660           22,355,824
                                                                       ==================   ==================


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------------

                                                                                   Preferred Stock
                                                     ---------------------------------------------------------------------------
                                                          Series "B"         Series "C"           Series "D"      Common Stock
                                                       ----------------------------------------------------------------------------
                                                       ------------------ ------------------  ------------------  -----------------
                                            Total       Shares   Amount   Shares    Amount     Shares    Amount   Shares    Amount
                                          ----------   --------  -------  --------  --------  --------- --------  --------  -------

BALANCE, JANUARY 1, 2000                 $ 59,375,280  101,374   $ 101   9,728,909  $ 9,729          -        - 11,585,489 $ 11,585
Comprehensive loss:
   Net loss for year ended December 31
     2000                                 (32,973,060)
   Other comprehensive loss consisting of
     foreign currency translation
      adjustment                             (214,849)
                                          ----------   -------  -------  ---------  -------   --------- --------  --------   -------
     Total comprehensive loss             (33,187,909)       -       -           -        -          -        -          -         -
Acquisition of Metrotelecom stock for
   CCI common shares                        1,000,000                                                              121,212      121
Acquisition and retirement of stock from
   former officer                                   - (71,853)     (72)                                           (328,510)    (328)
Conversion of Series B to common shares             - (29,521)     (29)                                            125,237      125
Non-cash remeasurement of options                   -
Exercise of shareholder stock options      27,374,162                    3,891,563    3,891
Exercise of employee stock options                241                                                               11,000       11
Issuance of common shares for minority
   interest                                 3,765,727                                                              406,666      407
Issuance of warrants on debt                   13,251
Issuance of options for common shares
   below fair value                          248,293
                                          ----------   -------  -------  ---------  -------   --------- --------  --------  -------
BALANCE, DECEMBER 31, 2000                 58,589,045        -       -  13,620,472   13,620          -        - 11,921,094   11,921
Comprehensive loss:
   Net loss for nine months ended
     September 31, 2001                   (41,865,900)
   Other comprehensive income consisting of
     foreign currency translation
        adjustment                             20,324
                                          ----------   -------  -------  ---------  -------  --------- --------   --------  -------
     Total comprehensive loss             (41,845,576)       -       -           -        -          -        -          -        -
Issuance of Series D shares                22,937,349                                        2,643,636 $  2,644
Acquisition of treasury stock              (1,318,069)
Issuance of options on debt                    12,929
Stock-based compensation expense               54,505
Non-cash remeasurement of preferred stock
   warrants
Exercise of warrants to preferred stock        64,243                    3,973,758    3,974  2,450,523    2,450
Modification of common stock warrants               -
Exercise of warrants to common stock            7,457                                                              745,650      746
Conversion of Series C stock into
   common stock                                     0                  (17,594,230) (17,594)                    17,594,230   17,594
Conversion of Series D stock into common
   stock                                            0                                       (5,094,159)  (5,094) 5,094,159    5,094
Conversion of prommisory note to common
   stock                                    1,818,082                                                            2,138,920    2,139
Issuance of common stock                   18,178,410                                                           21,390,490   21,391
                                          ----------   -------  -------  ---------  -------  ---------   --------  --------  -------

BALANCE, SEPTEMBER 30, 2001              $ 58,498,375        -       -           -  $     -          -   $    - 58,884,543 $ 58,885
                                          ==========   =======  =======  =========  =======  =========   ========  ========  =======

                             CONTINUED ON NEXT PAGE

See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
                          CONTINUED FROM PREVIOUS PAGE
--------------------------------------------------------------------------------------
                                                                     Accumulated
                                         Additional                    Other
                                          Paid-in     Accumulated    ComprehensiveTreasury
                                          Capital       Deficit      Income (Loss)  Stock
                                         ----------  --------------- -----------------------


BALANCE, JANUARY 1, 2000                $ 95,147,893   $ (35,764,016)  $ (30,012)          -
Comprehensive loss:
   Net loss for year ended
      December 31, 2000                                  (32,973,060)
   Other comprehensive loss
     consisting of foreign currency
     translation adjustment                                 (214,849)
                                           ----------  --------------- ----------- ----------

     Total comprehensive loss                      -     (32,973,060)   (214,849)          -
Acquisition of Metrotelecom stock for
   CCI common shares                         999,879
Acquisition and retirement of stock from
   former officer                                400
Conversion of Series B to common shares          (96)
Non-cash remeasurement of options            352,000        (352,000)
Exercise of shareholder stock options     27,370,271
Exercise of employee stock options               230
Issuance of common shares for minority
   interest                                3,765,320
Issuance of warrants on debt                  13,251
Issuance of options for common shares
   below fair value                          248,293
                                           ---------- --------------- ----------- ----------
BALANCE, DECEMBER 31, 2000               127,897,441     (69,089,076)   (244,861)          -
Comprehensive loss:
   Net loss for nine months ended
      September 30, 2001                                 (41,865,900)
   Other comprehensive income
      consisting of foreign currency
      translation adjustment                                              20,324
                                           ----------  --------------- ----------- ----------
     Total comprehensive loss                      -     (41,865,900)     20,324           -
Issuance of Series D shares               22,934,705
Acquisition of treasury stock                                                    $(1,318,069)
Issuance of options on debt                   12,929
Stock-based compensation expense              54,505
Non-cash remeasurement of preferred
   stock warrants                           5,396,396     (5,396,396)
Exercise of warrants to preferred
   stock                                      57,819
Modification of common stock warrants        626,346        (626,346)
Exercise of warrants to common stock           6,711
Conversion of Series C stock into
   common stock
Conversion of Series D stock into
   common stock
Conversion of prommisory note to
   common stock                            1,815,943
Issuance of common stock                  18,157,019
                                          -----------  --------------- ----------- ----------

BALANCE, SEPTEMBER 30, 2001             $ 176,959,81  $ (116,977,718)  $(224,537)$(1,318,069)
                                          ===========  =============== ===========  ==========


See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------------------------
                                                                      Nine Months    Nine Months
                                                                        Ended           Ended
                                                                      September 30  September 30
                                                                         2001           2000
                                                                     -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(41,865,900)   $(22,669,579)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                 10,704,144      10,690,622
         Asset impairment                                              13,584,371               -
         Gain on asset sale                                            (8,001,337)              -
         Provision for bad debts                                          959,855         795,088
         Minority interest in gain (loss) of subsidiaries               3,536,304      (2,453,096)
         Stock-based compensation expense                                  54,505         590,400
         Amortization of discount on notes payable                        776,402       1,661,862
         Issuance of options on debt                                       12,929          13,251
         Change in assets and liabilities:
            Accounts receivable                                        (2,547,969)     (2,295,839)
            Inventory                                                     (46,613)       (656,217)
            Other current assets                                         (309,143)     (2,877,908)
            Other assets                                               (1,043,318)     (4,934,028)
            Accounts payable and accrued liabilities                   (3,933,446)      6,445,939
            Due to affiliates                                                   -        (122,356)
            Other long-term liabilities                                 2,975,535          96,807
                                                                     -------------  --------------
                Net cash used in operating activities                 (25,143,681)    (15,715,054)
                                                                     -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (19,449,426)    (18,120,577)
    Cash paid in Metrotelecom acquisition, net                                  -      (3,417,851)
    Proceeds from asset sale                                           19,750,000               -
                                                                     -------------  --------------
                Net cash provided by (used in) investing activities       300,574     (21,538,428)
                                                                     -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of employee stock options                        -             241
    Net proceeds from issuance of Series "C" Preferred Stock                    -      29,186,722
    Net proceeds from issuance of Series "D" Preferred Stock           22,937,349               -
    Net proceeds from exercise of shareholder warrants                     71,700               -
    Net proceeds from issuance of common stock                         18,178,410               -
    Proceeds from related party borrowings                              5,980,000               -
    Payments on related party borrowings                               (4,999,497)       (539,893)
    Proceeds from notes payable                                                 -       6,418,025
    Payments on notes payable                                          (9,178,970)       (454,167)
                                                                     -------------  --------------
                Net cash provided by financing activities              32,988,992      34,610,928
                                                                     -------------  --------------

EFFECT OF EXCHANGE RATES ON CASH                                         (109,118)        (13,109)
                                                                     -------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    8,036,767      (2,655,663)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          4,193,170      26,303,296
                                                                     -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                          $ 12,229,937    $ 23,647,633
                                                                     =============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                          $ 1,313,235       $ 347,963
                                                                     =============  ==============
    Cash paid during the period for income taxes (including prepaid)     $ 37,491       $ 183,522
                                                                     =============  ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of treasury stock in exchange for minority interest in$s1,318,069             $ -
                                                                     =============  ==============
    Issuance of notes receivable in asset sale                        $ 2,000,000             $ -
                                                                     =============  ==============
    Conversion of prommisory note to common stock                     $ 1,818,082             $ -
                                                                     =============  ==============
See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(Unaudited)


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

         At September 30, 2001, the Company's current liabilities exceeded current assets by $12,526,980. Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to acquisition and the development of its business. The Company expects to continue to experience net losses and negative cash flow through 2002, and may continue to do so thereafter while it develops and expands its business, even if individual markets of the Company become profitable. As described in more detail below, in September 2001, the Company received approximately $18.18 million from the private placement of its securities.

         As described in more detail in Note 2 below, the Company recorded a pre-tax charge of $18,122,270 for the quarter ended September 30, 2001 in connection with a restructuring plan.

         As of September 30, 2001, the Company continues to be out of compliance with the operating covenants of the Alcatel equipment financing facility and had not received a waiver of such noncompliance from the lender. As a result, the company is unable to draw upon its facility until it meets those covenants, and Alcatel has the right to accelerate the maturity of the outstanding debt. The outstanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability in the accompanying consolidated balance sheets.

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

     o    Reductions in capital expenditures

     o    Control of operating expense growth

2.       Business Restructuring Charges and Related Asset Impairments

         In connection with a restructuring plan to exit certain non-strategic market regions and to streamline the Company's cost structure in both foreign and corporate operations, the Company recorded a pre-tax charge of $18,122,270 for the nine months ended September 30, 2001, which includes restructuring costs of $4,523,914 and asset write-downs of $13,598,356. These costs include $1,514,989 of restructuring costs recorded in the three months ended September 30, 2001 to reflect the Company's approval to cease operations in Venezuela.

         For the nine months  ended  September  30,  2001,  restructuring  costs primarily relate to involuntary employee separations of $2,863,825 for approximately 200 employees and facility reduction costs of $1,660,089. The employee separation costs primarily impact the Company's corporate operations and Venezuela, but also impact all geographic locations of the Company, with the majority pertaining to management employees. For the three months ended September 30, 2001, the severance and facility reduction costs were $583,663 and $517,191, respectively. As of November 9, 2001, almost all of the 200 employee separations were completed.

         For the nine months ended September 30, 2001, asset write-downs reflect the write-down of certain long-lived intangible assets, VAT tax receivable and tangible fixed assets that became impaired as a result of management's decision to limit or reduce certain operations in non-strategic market regions and reduce operations in Venezuela. As a result of the decision to cease operations in Venezuela, additional other assets of $414,135 became impaired in the three months ended September 30, 2001. Impairment losses were determined based on the write-down of fixed assets, goodwill and other acquired intangibles to their fair value, which was estimated by the expected future cash flows. The Company expects to substantially complete the restructuring plan by December 31, 2001.


         The following table displays the status of the restructuring reserve at September 30, 2001:

   -------------------------------------- ----------------- --------------- ---------------- ----------------
               Type of Cost                Initial Charge    Cash charges      Non-cash      9-30-01 Reserve
                                                                                charges
   -------------------------------------- ----------------- --------------- ---------------- ----------------

   Restructuring costs:
   Employee separations                         $2,863,825      $1,416,330                        $1,447,495
   Facility reductions                           1,660,089          24,500                         1,635,589
   -------------------------------------- ----------------- --------------- ---------------- ----------------
   Total                                         4,523,914       1,440,830                         3,083,084

   Asset write-downs:
   Goodwill,    and    other    acquired         2,530,223                       $2,530,223
   intangibles
   Fixed assets                                  9,054,556                        9,054,556
   VAT tax receivable                            1,599,442                        1,599,442
   Other assets                                    414,135                          414,135
   -------------------------------------- ----------------- --------------- ---------------- ----------------
   Total                                       $18,122,270      $1,440,830      $13,598,356       $3,083,084
   -------------------------------------- ----------------- --------------- ---------------- ----------------


         Consolidated revenues and net losses of the Venezuelan operations for the nine months ended September 30, 2001 were $0.9 million and $18.4 million, respectively, and for the nine months ended September 30, 2000 were $0.9 million and $1.5 million, respectively.

3.       Equity and Debt Financings

         On July 30, 2001, the Company borrowed $1.75 million on an unsecured basis from a shareholder. The loan was due on August 15, 2001 and subsequently converted into preferred stock (see below) on September 11, 2001. See the Company's report on Form 8-K filed on October 9, 2001 for a more detailed description of the transactions.

         On July 31, 2001, the Company converted a loan due on August 1, 2001 totaling $1,407,635.89 (which includes accrued interest through July 31, 2001) into a ten-year obligation under the terms of a loan commitment agreement between the Company and Transworld Telecommunications, Inc. ("TTI"), a related party. The commitment agreement is described in greater detail in the Company's filing on Form 10-SB (EDGAR notation 10-12 G/A) dated December 31, 1996. As a result of the conversion, the Company will be obligated to pay TTI $17,078.51 per month, beginning September 1, 2001 and through August 30, 2011. See the
Company's report on Form 8-K filed August 7, 2001 for a more detailed description of the transactions.

         On September 11, 2001, the Company closed a $20 million private placement with two shareholders of the Company. At the closing, the Company issued those investors 3,529,410 shares of our common stock for $18.18 million in cash and converted approximately $1.82 million due under a promissory note to one of the shareholders in July 2001. See the Company's report on Form 8-K filed October 9, 2001 for a more detailed description of the transactions. As a condition of the private placement, all of the outstanding and issuable warrants of the Company held by the investors in the Series C and Series D preferred stock equity rounds were immediately vested and exercised at $0.01 per warrant into their respective common or preferred stock. Additionally, all outstanding preferred stock was then immediately converted to common stock on a 1:1 basis. As a result of the induced conversion of preferred stock, the Company recorded $5,396,396 for the quarter ended September 30, 2001 as a non-cash remeasurement charge to net earnings available to common stockholders for preferred stock warrants and $626,346 as a disproportionate distribution charge against accumulated deficit related to the modification of the common stock warrants.

4.       Principles of Consolidation

         The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly-owned and controlled subsidiaries including its 33% interest in Chispa through June 21, 2001 and its 49% voting interest in International Van, S. A. de C.V. ("Intervan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

5.       Net Loss per Common Share and Common Share Equivalent

         Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000) and Series C and D preferred stock outstanding (which was converted to common stock in September
2001), and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At September 30, 2001 and 2000, all outstanding options and warrants were anti-dilutive due to the losses of the Company.

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

7.       Operating Segment Information

         The Company makes key financial decisions based on certain operating results of our subsidiaries and revenue types. The Company's operating segment information is as follows for the nine months ended September 30, 2001 and 2000:


                                                                 Central
2001                       Mexico            Venezuela           America          Corporate           Totals
-------------------    ----------------    --------------     --------------    --------------    ---------------

Revenue:
-        Data       $       11,572,663  $        865,925   $      6,598,867  $              -  $      19,037,455
-        CATV                        -                 -          3,264,737                 -          3,264,737
-        Other               4,000,486            36,798          4,039,474                 -          8,076,758
Operating loss             (11,520,095)      (16,769,895)        (6,733,437)       (7,429,837)       (42,453,264)

                                                                 Central
2000                       Mexico            Venezuela           America          Corporate           Totals
-------------------    ----------------    --------------     --------------    --------------    ---------------
Revenue:
-        Data       $        8,640,232  $        827,037   $      4,696,214  $              -  $      14,163,483
-        CATV                        -                 -          5,412,612                 -          5,412,612
-        Other               3,226,440            49,941          2,125,567                 -          5,401,948
Operating loss              (6,209,952)       (1,520,542)        (6,353,454)       (9,118,122)       (23,202,070)


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to our financial condition and results of operations for the nine-month periods ended September 30, 2001 and 2000. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in this report.

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

         Since our inception, we have sustained significant net losses and negative cash flow. We expect the losses and negative cash flow to continue until we develop a customer base that will generate sufficient revenues to fund our operating expenses. We expect that our 2001 operating and net losses and negative operating cash flow will be greater than in 2000. We also anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial situation and other resources. Our ability to manage the problems associated with our expansion will depend, among other things, on our capability to monitor operations, control costs, maintain effective quality control, secure necessary interconnect and regulatory approvals, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and professional personnel. Our inability or failure to effectively manage these issues could result in significant subscriber turnover, stagnant or decreasing subscriber growth, our inability to meet our contractual obligations for continued funding under our various vendor financing relationships such as with Alcatel, managerial inefficiencies, missed corporate opportunities and continuing or increased losses.

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

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000:

         Revenues. Our revenues for the nine months ended September 30, 2001 totaled $30.4 million, compared to $25 million for the same period in 2000, representing a $5.4 million increase in revenues (or 22%). The following table shows our revenues (in thousands) by region for the first nine months of 2001 and 2000:

                TOTAL REVENUES
                (in thousands)                     2001             2000
                                                 ----------       ----------
                Mexico (Intervan)                $  15,573     $     11,867
                Venezuela                              903              877
                Central America                     13,903           12,234
                                                 ----------       ----------
                     Consolidated total       $     30,379     $     24,978
                                                 ==========       ==========


         The increase in our 2001 revenues was primarily attributable to growth of our operations in Mexico (Intervan), combined with the acquisition of Metrotelecom (Central America) in April 2000, but was offset by the sale of a portion of our El Salvadoran operations (Chispa) in June 2001. Intervan contributed $3.7 million of the revenue increase, consisting of an increase of $2.9 million in high speed data revenue with the remainder consisting of other revenue, including telephony.

         Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $21 million for the nine months ended September 30, 2001, an increase of $6.4 million over the same period in 2000. The significant increase in variable cost of services is a result of growth in our revenues, including completing the acquisition of Metrotelecom in April 2000.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $15.4 million for the nine months ended September 30, 2001, an increase of $3.8 million over the same period in 2000, due primarily to employee hirings subsequent to June 2000. We maintained a total of about 440 employees at September 30, 2001 reflecting a significant reduction of 310 employees from our headcount total of 750 at September 30, 2000. This net reduction of 310 employees includes the reduction of 200 employees resulting from the sale of Chispa in June 2001, combined with about 155 employees who we terminated in connection with our business restructuring discussed below.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $7.5 million during the nine months ended September 30, 2001, a decrease of $3.2 million compared to the same period in 2000. The decrease in SG&A expenses reflects the impact of management's cost reduction program.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $10.7 million during the nine months ended September 30, 2001 and 2000. The lack of an increase reflects the sales of fixed assets in El Salvador and asset impairment reserves recorded on Venezuela intangibles and fixed assets as of June 30, 2001.

         Business Restructuring Charges and Asset Impairments. During the second and third quarters of 2001, our management approved a restructuring plan, which resulted in a restructuring charge of $18,122,270. (See Note 2)


         Interest Income and Interest Expense. Our interest income decreased $0.5 million for a total of $0.3 million during the nine months ended September 30, 2001 due to a lower average cash investment balance during the period. Interest expense over the same period increased $0.8 million due primarily to the acquisition debt we incurred in April 2000. Additionally, the average interest rate recorded on our indebtedness during the nine months ended September 30, 2001 was approximately 12.5%, compared to approximately 10.75% as of September 30, 2000.

         Gain on Asset Sale. On June 1, 2001, we completed the sale of our cable television and residential data assets located in El Salvador and recognized an $8 million pre-tax gain, before minority interest of $5 million.

         Net Loss. We incurred a net loss attributable to common shareholders of $47.3 million in the nine months ended September 30, 2001, an increase of $24.2 million compared to the same period in 2000. The principal reasons for the increase were:

     o $5 million in non-cash remeasurement of options and warrants charge as a result of the induced conversion of preferred stock on September 11, 2001.

     o $6.4 million increase in salary and benefits expense attributable primarily to the significant growth subsequent to June 2000 in employee headcount to support then planned operations. Since March 31, 2001, salary and benefit costs have significantly decreased in connection with the restructuring plan implemented during 2001.

     o $18.1 million increase in business restructuring charges and asset impairments.

     o $0.8 million increase in interest expense due to the increased acquisition debt balance.

     o $6 million increase in minority interest gain of which $5 million directly relates to the sale of our interest in Chispa.

     o The above increases were offset by the $8 million pre-tax gain on asset sale, a $3.2 million decrease in SG&A expenses due to the concerted effort by management to reduce such expenses and a $0.5 million decrease in non-cash stock compensation expense.

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

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2001 from a combination of the following:

     o The sale of its equity securities and of selected operations and assets. In September 2001, the Company closed a private placement of its equity securities (see Note 3) and in June 2001, the Company sold a portion of its El Salvador operations

     o    Extending or modifying repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Control of operating expense growth

         We anticipate that we will require a minimum of $1.2 million during the remainder of 2001 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

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

         During the nine months ended September 30, 2001, our operating activities used $25.2 million, compared with $15.7 million during the same period in 2000. Our investing activities provided $0.3 million in the nine months ended September 30, 2001, compared with using $21.5 million during the same period in 2000. These changes were primarily attributable to the sale of our cable television and residential data assets in El Salvador, and the increase in working capital requirements and purchases of property and equipment related to our rapidly expanding operations. Financing activities, principally the issuance of Series D Preferred Stock in February 2001 and issuance of common stock in September 2001 offset by the payments on notes payable, provided $33.1 million in net cash flow during the nine months ended September 30, 2001.

         As of September 30, 2001, we had current assets of $23.3 million, compared to $16.5 million as of December 31, 2000, for an increase of $6.8 million. The increase in current assets was primarily due to cash received from the equity funding in September 2001.

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

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


         See the  section  entitled  "Legal  Proceedings"  in our report on Form
10-KSB for the year ended December 31, 2000 and our report on Form 10-QSB for the quarter ended June 30, 2001.

ITEM 2.       CHANGES IN SECURITIES


         On September 11, 2001, we closed a $20 million private placement with two accredited investors. At the closing, we issued those investors 23,529,410 shares of our common stock for $18.18 million in cash and the conversion of approximately $1.82 million due under the promissory note we issued to one of the investors in July 2001. Under the terms of that transaction, we converted all of our outstanding preferred stock (consisting of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) into common shares. As a result of the conversions, we now have only common stock outstanding. See our report on Form 8-K filed on October 9, 2001 for a more detailed description of the private placement and the ancillary transactions effected in connection with it.

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

                                        CONVERGENCE COMMUNICATIONS, INC.


Date:  November 13, 2001                BY       /s/ GARY BARLOW
                                                 -------------------------------
                                                 Gary Barlow
                                                 Chief Accounting Officer