Form 10-K
period 2001-12-31
CONVERGENCE COMMUNICATIONS INC
filed 2002-04-19
CIK 1020424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

       (Registrant's telephone number, including area code) (801) 328-5618

Securities to be registered under
    Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered
 Common Stock, Par Value $.001                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405) $3,269,128

         Note.If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 8, 2002, 60,592,086 shares of registrant's common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

PART 1.

                           OUR BUSINESS AND PROPERTIES

Overview of Our Operations

We are a leading facilities-based provider of broadband services operating in recently deregulated high-growth markets, principally Mexico. We offer enterprise customers end-to-end communications solutions, including managed corporate data network services, high-speed data connections, high-speed and dial-up Internet access, voice, video, e-commerce-enabling services and other value-added communications services. We had $40,170,949 in revenues in 2001, compared to $35,027,458 in 2000 and $9,099,054 in 1999.

We believe many underdeveloped countries, particularly countries in Latin America, are experiencing unparalleled demand for expanded telecommunications services. The Latin American telecommunications market was approximately $33.2 billion in 1996 and is expected to be approximately $74.2 billion in 2002.

We also believe incumbent telecommunication networks in those markets are unable to meet that demand, in large part because antiquated circuit-switched networks are unable to deliver new integrated communication services. We believe this problem will be solved as service providers enter the market with new, next-generation networks that provide managed corporate data networking services, high-speed data connections, Internet access, voice and video services. We are a first-mover service provider in our chosen markets.

We have decided to focus our business efforts on the Mexican market, which is one of the fastest growing segments of the Latin American market, and we operate in 146 cities in that country. We are the leading provider of managed corporate data networking services there, after the incumbent telephone company, and have, system-wide, over 846 corporate and institutional customers. Our customers include such household names as WorldCom, Samsung, Marriott Hotels, Ernst & Young, Inter-Continental Hotels and Unicef.

In a report dated August 14, 2001, Booz Allen Hamilton estimated that the Mexican market for business data services in the top five Mexican cities would increase by a compound annual growth rate of over 30% between 2001 and 2004 (from $1.0 billion in 2001 to $2.2 billion in 2004). During the same period, they expect the voice and data market in the top five cities in Mexico to grow from $3.1 billion to $4.8 billion. According to ITTA, Mexico is also leading the way for Internet-related sales as a percent of company revenue, with an average of 20% of total sales compared with 17% for the United States. Booz Allen also estimated that as of 2000, there were approximately 3.1 million large, medium and small businesses in Mexico.

We service our customers in a number of our market areas over a next generation IP-based optical technology platform that uses packet switching, Gigabit Ethernet standards, and state-of-the-art encryption and authentication protocols to transmit data, carrier-grade voice and video services over the same network at guaranteed service rates.

Our technology platform is fully scaleable, redundant and multi-pathed to offer maximum flexibility in traffic management, quality of service and "on demand" provisioning. We ultimately plan to deploy those networks in each of our target markets. We believe our use of Gigabit Ethernet networks - which cost 25% of the next lowest cost network - gives us a significant competitive advantage.

We have grown rapidly since we began our operations in 1995. Our customer base has increased from 900 residential cable television customers in one country in 1997, the year we acquired our first operating system, to 2,509 high-speed data customers, 2,948 dial-up Internet customers, and 6,958 cable television customers as of December 31, 2001. Our customers include large corporations and businesses, governmental agencies and, to a limited extent, residential customers. Although we currently maintain operations and assets in Central America and Venezuela in addition to our operations in Mexico, we have decided to focus our business efforts on the Mexican market, and anticipate selling our non-Mexican assets in 2002 if acceptable valuations can be achieved. In June 2001, we sold operations in El Salvador, including 361 high-speed data customers, 124 high-speed and dial-up Internet customers and 26,039 cable television customers. The total remaining customers related to our non-Mexico operations are 1,663 high-speed data customers, 2,948 high-speed and dial-up Internet customers and 6,958 cable television customers.

Our Corporate Structure

We were formed in 1995 to take advantage of opportunities created by the deregulation of the Latin American telecommunications markets. We have grown organically and through acquisitions since then. We currently conduct operations or have assets in Mexico, Central America and Venezuela through a group of approximately 35 direct and indirect subsidiaries. Our parent corporation's assets primarily consist of its direct and indirect interests in those subsidiaries.

When we discuss our operations in this report, you should assume we are describing our own and our controlled subsidiaries' operations. We have structured our corporate ownership interests in our subsidiaries to provide our parent corporation with the ability to consolidate their operations in its financial statements under United States generally accepted accounting principles.

Our principal executive office is located at 102 West 500 South, Suite 320, Salt Lake City, Utah 84101, where our telephone number is (801) 328-5618. Our principal operating office is located at 1300 Sawgrass Corporate Parkway, Suite 110, Sunrise, Florida 33323, and our telephone number there is (954) 233-0025. We also have offices in each of our Latin American country markets.

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

Some of the matters described in this report occurred or are anticipated to occur after December 31, 2001, the close of the period covered by this report. We have included descriptions of those matters in this report to provide a more balanced description of our operations, business and prospects.

Our Market Opportunity

We are focused on the Mexican market. We believe there is a significant opportunity for telecommunications growth in this market as a result of:

     o    large,  unmet  demand  for  expanded,   broadband   telecommunications
          services,  which is growing at a compound  annual  growth rate of over
          30%

     o deregulation and privatization of historically government owned and operated telecommunications systems

     o    relatively limited competition

     o current infrastructure which is inadequate for delivering broadband applications.

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

The Latin American telecommunications industry is, in particular, undergoing dramatic change, including widespread privatization of existing networks. The countries in Latin America that have or are beginning to deregulate their telecommunications industries have done so as their governments have recognized the need to introduce market competition.

The increased demand for telecommunications services is expected to result in a significant growth in the revenues generated in the Latin American telecommunications market, which totaled $63.7 billion in 2000 and is expected to be $74.2 billion in 2002, up from $33.2 billion in 1996. Internet use in Latin America has more than doubled (from 10.7 million users in 2000 to 25.33 million users in 2001) in the last two years and that growth rate is expected to continue for the foreseeable future.

In a report dated August 14, 2001, Booz Allen estimated that the Mexican market for business data services in the top five Mexican cities would increase by a compounded annual growth rate of over 30% between 2001 and 2004 (from $1.0 billion in 2001 to $2.2 billion in 2004) compared to a compounded growth rate of approximately 13% in the United States. During the same period, they expect the voice and data market in the five top cities in Mexico to grow from $3.1 billion to $4.8 billion. Additionally, Booz Allen estimate that as of 2000 there are over 3.1 million large, medium and small businesses in Mexico.

This anticipated growth will be influenced by a number of factors, including:

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

     o Changes in Technology. Latin American markets have historically depended on legacy telecommunications systems and the infrastructure of the incumbent operators. These systems have generally been based on technology and equipment that has limited bandwidth capabilities and relatively poor transmission quality. We use state-of-the-art Gigabit Ethernet, IP-based networks.

     o Increases in the Use of the Internet. The Latin American Internet market is generally thought to be several years behind the Internet market in the United States in terms of overall market penetration of both use and Internet related services. Actual use varies by country, but was estimated to be, on average, less than 1% (compared to 18% in the United States) in 1997, and is projected to increase to 5% by 2002 (compared to over 40% in the United States).

Our Business Strategies

Our vision is to become the premier facilities-based provider of integrated broadband telecommunications solutions to business and governmental customers in our markets. Our strategy to reach that goal is based on the following:

     o We intend to capitalize on the growth in managed corporate data network services. We expect the demand for high-speed managed corporate data network services to grow at a rapid pace as economic expansion increases and the need for bandwidth intensive data, voice and other connectivity solutions in the region develops. We intend to capitalize on the trend of companies that desire to outsource critical business applications and to integrate Web-based services and products into their operations by aggressively marketing value-added data, Internet and e-business enabling services.

     o We focus on the business customer. We focus our marketing efforts on large and medium sized corporate customers that tend to be significant users of data services and have sophisticated data connectivity needs.

     o We focus on "first mile" services. Unlike other telecommunications companies that provide long-haul services, we focus on the important "first-mile" service segment. We believe international gateway and national long-haul services are quickly becoming commoditized, but that the "first-mile" providers will not be subject to the same downward pricing pressure.

     o We focus on the Mexican market. The Mexican market for communication services is one of the largest and most rapidly growing markets in Latin America. In a report dated August 14, 2001, Booz Allen has estimated the Mexican market for business data services in the top five Mexcian cities would increase by a compounded annual growth rate of over 30% between 2001 and 2004 (from $1.0 billion in 2001 to $2.2 billion in 2004). During the same period, they expect the voice and data market in Mexico to grow from $3.1 billion to $4.8 billion. We have deployed networks in key metropolitan markets within Mexico and are the leading provider of managed corporate data networking services there, second only to the incumbent telephone company.

     o We have established an early market presence. We have established an early and significant presence in all of our target markets. We believe we are able to secure a significant subscriber base and market share with minimal turnover as a result of our early market presence.

     o We provide state-of-the-art solutions. We are building a state-of-the-art IP-based network to deliver our bundled telecommunications services. Our networks incorporate Gigabit Ethernet architecture and transmission media, scalable optical systems and IETF approved protocols for providing data security for optimum "first-mile" connectivity.

     o We use our own Metropolitan Area Network infrastructure to increase margins. We provide a significant portion of our services through our own next-generation optical-based network.

     o We enhance our service offerings to increase margins. As a result of our solutions-oriented approach and emphasis on high quality customer service, we believe we will be uniquely positioned to sell additional services and applications to our clients as their data needs evolve. We also plan to take advantage of other revenue opportunities that we expect to develop as a result of deregulation or changes in the telecommunications industry, including domestic long-distance and international switched voice telecommunications and data center services for our corporate and carrier customers.

     o We lease intercity and international backbone capacity to increase margin and capitalize on decreasing prices. We lease backbone capacity in service areas where we believe building a network is not economically feasible. This strategy allows us to increase our margin as the prices for leased capacity continue to drop, while reducing our capital expense.

Our Network Technology

We employ a next generation IP-based optical technology platform that uses packet switching and Gigabit Ethernet protocols, to transmit data, carrier-grade voice and video services over the same network at guaranteed service rates. Gigabit Ethernet technology costs approximately 25% of asynchronous transfer mode systems, or ATM networks, the dominant data transmission technology. Our networks are fully scalable, redundant and multi-homed to offer maximum flexibility in traffic management, quality of service and "on demand" provisioning.

Gigabit Ethernet networks incorporate the most advanced principles in network design, technical standards and optical engineering to provide "first-mile" network services and capabilities that are significantly greater than those offered by traditional circuit-switched or non-optical based networks. Our networks may also incorporate optical transmission devices that use dense wavelength division multiplexing, or DWDM, when required.

With DWDM technology, a single fiber optic strand is able to carry multiple signals at the same time through the use of different wavelengths for each signal. This greatly increases the capacity of each of our fiber strands, effectively eliminating the need for additional fiber.

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

     o Reliability. Our networks allow for carrier grade service level redundancy if there is a network failure. When we connect to other networks, we also employ multiple routing paths and interconnections for further redundancy.

     o Revenue-driven deployment schedule. We design and deploy our networks to maximize potential revenue generation while minimizing build-out costs. We use a "smart build" strategy where we only spend capital when we have a customer.

     o Supplementary local access technologies. Although we eventually intend to provide our services using the same technology in each of our markets, where we believe it is cost-effective or appropriate for customer service, we employ various technologies, such as fiber, fixed wireless technologies, and coaxial cable in our networks. We believe this advanced technology architecture allows the most cost and time efficient delivery of high-speed last mile connectivity with IP-based service offerings.

Network Architecture

Metropolitan Area Networks (MANs). MANs are generally comprised of single or several fiber optic rings that provide our customers with a direct connection within a city or metropolitan area to our network. Our MANs have route diversity and a self-healing architecture, which allows us to re-route traffic if there is a network outage. We generally deploy our networks in areas with a high potential customer density and limited competition.

Although we intend to provide our services over our own fiber optic networks, we may use leased networks, fixed wireless technology or coaxial cable on a case-by-case basis to complete or complement our fiber rings or to provide services to customers who we may not be able to serve on our own network. This strategy gives us rapid access to customers and allows us to gain market penetration and take advantage of market opportunities before we have completely constructed our network. The strategy also allows us to enhance the reach of our fiber networks.

Points of Presence (POPs). Our POPs provide secured interconnection points with other carriers, typically with a minimum of one POP per market. We purchase or lease sites and construct POPs in each market at the location of other carriers, public Internet peering points and local telehouses.

Network Operations Centers (NOCs). Our NOCs contain central node transmission and switching equipment and are located in each of our principal market areas. They ensure that our systems are working as efficiently as possible, and monitor our various fiber-optic, fixed wireless and coaxial cable networks on a 24 hour-a-day basis and provide our operating personnel with alarm, status and performance information.

Interconnection Gateways. We have entered into national interconnection agreements with incumbent public operators in some of our markets and intend to enter into additional agreements in other markets once regulatory conditions permit. We have also entered into agreements with national and international carriers, such as WorldCom and Sprint, and with international satellite connectivity providers such as Interpacket Group, Inc. We are developing additional physical interconnections with incumbent public operators at both their tandem switching centers and end offices in a number of our markets.

Our Networks and Markets

We have grown rapidly since we began our operations in 1995. Our customer base has increased from 900 cable television customers in one country in 1997, the year we acquired our first operating system, to 2,509 high-speed data customers, 2,948 dial-up Internet customers, and 6,958 cable television customers in nine countries as of December 31, 2001. Our customers include large corporations and businesses, governmental agencies and, to a limited extent, residential customers. Although we currently maintain operations and assets in Central America and Venezuela in addition to our operations in Mexico, we have decided to focus our business efforts on the Mexican market, and anticipate selling our non-Mexican assets in 2002 if acceptable valuations can be achieved. Pending the sale of those assets, we intend to maintain our assets and operations in those markets. In June 2001, we sold operations in El Salvador, including 361 high-speed data customers, 124 high-speed and dial-up Internet customers and 26,039 cable television customers. The total remaining customers related to our non-Mexico operations are 1,663 high-speed data customers, 2,948 high-speed and dial-up Internet customers and 6,958 cable television customers.

Our Mexican Network. We first entered the Mexican market in 1999, when we acquired approximately 17% of the capacity of a fiber optic network in Mexico City owned by Metronet, S.A. de C.V., or Metronet. The network consists of five main interconnected rings of optic strands. As of December 31, 2001, the network had approximately 275 kilometers of fiber in Mexico City and approximately 100 kilometers of fiber in Monterrey.

The network provides us with direct access to several hundred single-tenant and multi-tenant buildings. As part of the Metronet transaction, we also entered into an agreement with Metronet to jointly pursue the development of new fiber networks in five other major Mexican cities. We jointly completed the construction of a network in Monterrey in 2001 and plan to construct fiber networks in Guadalajara in 2004, Puebla in 2005 and Leon in 2006.

In December 1999, we expanded our presence in Mexico by acquiring International Van, S.A. de C.V., or Intervan, the leading independent data networking services company in Mexico. Through its national state-of-the art leased network, we provide broadband data connectivity solutions to over 846 corporate customers throughout Mexico. Intervan has facilities-based POPs in seven Mexican cities (Mexico City, Guadalajara, Monterrey, Tijuana, Chihuahua, Juarez, and
Villahermosa), as well as four United States cities (Laredo, El Paso and Houston, Texas, and San Diego, California).

Intervan's operations are enhanced by several strategic relationships or commercial carrier agreements with other local and international carriers, through which it serves its clients' connectivity needs, as well as peering agreements for Internet backbone capacity. Intervan uses a combination ATM/Frame Relay technology over leased access. We intend to migrate as many as possible of Intervan's current customers in Mexico to our next-generation IP-based network.

In November 2000, we received a concession to operate our own data networks in Mexico. The concession allows us to expand our profit margins by selling our own products, rather than reselling products of other carriers. See our report on Form 8-K dated filed on March 7, 2001 for a more detailed description of the new concession. We have also applied for a telephony concession, which we anticipate we will receive before the end of 2002.

We intend to concentrate our network build out and operations in Mexico in five major metropolitan areas, Mexico City, Monterrey, Guadalajara, Pueblo and Leon, where Booz Allen projects the telecommunications market will grow from $3.1 billion in 2001 to approximately $8.0 billion by 2007.

Our Central American Network. Our Central American market region operations are conducted in seven countries - El Salvador, Guatemala, Panama, Costa Rica, Nicaragua, Honduras and the Dominican Republic. We began our operations in the region in 1998, when we acquired a CATV operation in El Salvador. In December 1999, we added to our operations in the region by acquiring the operations of GBNet Corporation, or GBNet, which provides data networking and Internet access services.

In connection with the GBNet acquisition, we entered into a commercialization agreement under which the parties agreed to recommend one another as preferred providers of services and products, an equipment purchase agreement under which the seller of the GBNet system (an IBM affiliate) agreed to provide us with preferred purchasing terms on any IBM equipment we acquire from the seller for our operations, and a network management agreement, under which we provide the seller with managed data network services connections.

In April 2000, we added to our operational assets in the area through the purchase of a Guatemala holding company that conducts high-speed data, dial-up and high-speed Internet and telephony services in Guatemala, and the assets of another company that provides CATV services using its own fiber and coaxial cable network. We provide our services in Guatemala primarily through a six-node fiber optic/coaxial cable network in Guatemala City.

We have also secured two blocks of frequency in Guatemala's wireless telecommunications spectrum. That spectrum allows us to provide services through broadband multi-point wireless systems. We have built two wireless nodes to support our wireless network operations. Our network in Guatemala covers approximately 70% of the business community of Guatemala City.

In June 2001, we sold our interest in one of the companies through which we conduct operations in El Salvador. That sale included the sale of the network we need to support our other operations in El Salvador, and we have been servicing our remaining customers in El Salvador through a short-term use arrangement with the buyer of our El Salvadoran network.

Pending the sale of all of our operations in that country, we intend to service our customers with a leased third party network. We intend to sell our remaining Central American operations and assets in 2002 if we can obtain an acceptable valuation.

Our Venezuela Network. We maintain a number of licenses and authorizations to provide telecommunications services in Venezuela. In addition to those permits and licenses, we own a nine-ring fiber optic network in Maracaibo, and have a strategic relationship with Telematica EDC, C.A., or Telematica, one of our largest shareholders and an affiliate of the largest electric utility in Venezuela. Under that strategic relationship, Telematica has agreed to provide us with rights-of-ways to an existing metropolitan area utility duct network the utility owns in Caracas, as well as a $26 million credit facility, under which we have borrowed $7,000,000 (see the section entitled "Certain Relationships and Related Party Transactions: Telematica Transactions").

Our Customers

We are the largest independent corporate data provider in Mexico, where our customer base includes 846 multinational corporations, governmental agencies and other businesses in 146 cities. We intend to expand our marketing efforts in Mexico to a broader customer base and when we are granted a telephone license, we intend to initiate telephony services. We have also entered into an affiliation agreement with Sumitomo, a Japanese firm that has a significant presence, along with a number of other Japanese enterprises, in Mexico. Under the terms of the agreement, Sumitomo has agreed to assist us in marketing our services to other Japanese entities doing business in Mexico.

In our Central American market countries, we focus on providing our services to large business customers primarily through our GBNet operations and our system in Guatemala. As of December 31, 2001 we had 1,663 high-speed data customers, 2,948 dial-up and high-speed Internet customers and 6,958 CATV customers in that market. We also provide limited telephony services to our customers in Guatemala through an interconnect agreement with the incumbent telephone company.

In June 2001, we sold a portion of our operations in El Salvador, including 361 high-speed data customers, 124 high-speed and dial-up Internet customers and 26,039 cable television customers. Also, until recently, we maintained a dial-up Internet operation in Venezuela that provided services to 2,323 customers. We sold that operation in late 2001 and currently maintain only non-operational assets in that market.

Competition

The amount, financial condition, services, service areas, reputation, and relative market strength of the competition in each of our market areas varies depending on the market in question, the state of the deregulation of the telecommunications industry in that market and other factors.

In Mexico, we are the leading pure data services provider. Our competitors are primarily incumbent services providers which use circuit-based networks that focus on voice are not well suited for data and other broadband applications. Our primary competitors include Telmex and its principal competitors, Avantel and Alestra, which each provide nationwide telecommunications services.

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

Competition in Venezuela is primarily provided by the incumbent telephony provider, CANTV. Other competitors include Telcel, VeinfoTel and Genesis.

Our Services

We offer a wide variety of broadband telecommunications services, including managed corporate network services, high-speed data connections, high-speed and dial-up Internet access, video, e-commerce-enabling services and other value-added communications services. We also offer voice services in some of our markets and plan to offer these services in additional markets as regulatory conditions permit. We allow subscribers to combine our services into individually designed packages rather than offering standard telecommunications service packages designed for a typical customer. We believe this flexible sales strategy reduces switching barriers for potential and existing subscribers who may be reluctant to switch all of their telecommunications services and for subscribers that have existing contracts with their service providers.

We have the capacity to establish deep and interdependent relationships with our customers by: (i) developing tailored solutions for them, (ii) provisioning their network needs and (iii) managing and maintaining their network operations. We believe our outsourced solution is more capital efficient for customers and provides them with advanced services without the expense of a full IT staff.

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

We believe that, by being the first provider of integrated telecommunications services in our markets we secure access to a broad base of business and government customers. We also believe that, if we develop our business operations in accordance with our business plan we will create significant barriers for our competitors to overcome and that our lowest operating cost strategy and highly differentiated service offerings will give us competitive advantages over the other telecommunications providers in our markets.

Our telecommunications solutions typically consist of one or a combination of the following service categories:

          o Managed Corporate Data Network Services. We offer data communication links over a shared network environment. Because we operate, manage and monitor our network end-to-end, we are able to provide our customers with higher performance and greater reliability than networks that use the public Internet. The services we offer range from simple connections to customized private network solutions, including high-speed data transmission and Virtual Private Networks. As of December 31, 2001, we had 2,509 network service customers, which, in some cases, include high-speed Internet access customers.

          o Full Suite of Internet Access Services. Our services include both high-speed and dial-up Internet access. We offer Internet access services primarily to corporate and governmental users. As of December 31, 2001, we had 2,948 high-speed and dial-up Internet access customers.

          o Telephony Services. We offer private carrier-grade voice services in some of our markets. We intend to offer national and international carrier-grade IP voice in all of our markets as they deregulate and we obtain approvals to provide those services.

          o Other Services. We offer other telecommunications-related services which we believe enhance our customers' telecommunications and data services operations. These other services include web and application hosting and managed network security.

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

Each of the countries in our Central American markets has enacted major legislation for the deregulation of telecommunications services within the last few years. Nicaragua and Honduras approved new regulatory structures in 1994 and 1995, respectively. In 1996, El Salvador, Guatemala and Panama adopted new regulatory schemes, followed by the Dominican Republic in 1998 and Costa Rica in early 2000. In general, each of these new laws establishes a regulatory environment that calls for the breakup and privatization of government-owned monopolies on telecommunications services. In some countries, such as Costa Rica, it is still unclear as to whether new legislation will allow us to provide the services that we provide in other market areas, and the timing of our entry into those market segments.

Central America and Venezuela. The Venezuelan telecommunications laws are regulated and supervised by CONATEL, a governmental agency. CONATEL is also charged with the responsibility of creating competition in the telecommunications industry. Currently, the markets for data services, dedicated network services, dial-up Internet services, value added services, mobile satellite services, trunking and rural telephony have been privatized.

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

Our Properties and Facilities

Our Equipment. We have the ability to source key network components from a number of equipment vendors. Fiber-optic and coaxial cable systems can generally be constructed using equipment from different manufacturers. This is particularly true with equipment such as switches, routers and servers, where there are many manufacturers that distribute their products through a number of resellers. Fixed local wireless networks can also be constructed using equipment from different manufacturers, and can use different technologies. We believe that, by employing standardized equipment, we will be able to make appropriate decisions based on the price of the equipment, with less emphasis on the manufacturer.

Our Office Space.  As of December 31, 2001, we leased approximately:

          o 2,500 square feet of office space in Salt Lake City, Utah under a lease agreement expiring in September 2003.

          o 8,100 square feet of office space in Sunrise, Florida under a lease expiring in May 2005.

          o 3,600 square feet of office space in Pembroke Pines, Florida under a lease expiring in April 2003.

We have subleased our lease space in Pembroke Pines to a third party. That sublease expires in April 2003. We believe our office space in Utah and Florida is adequate for our current needs. We believe all of our leases are on commercially reasonable terms. We also maintain, through our various subsidiaries and affiliates, office space in a number of the countries in which we operate.

Our Network and Other Rights. We hold license rights, either directly or derivatively, for fiber-optic and coaxial cable networks and microwave point-to-multipoint telecommunications networks in our markets. We generally have acquired those rights through:

          o    the acquisition of direct ownership rights or rights of use

          o    long-term contracts with third parties

          o arrangements where we are the majority or sole owner of the entity that owns those assets, or

          o    contractual   arrangements  which  we  believe  provide  us  with
               substantial managerial and operational control of such assets

The rights for wireless point-to-multipoint microwave communications networks in a number of the markets that meet our market selection criteria have already been granted to, or been applied for by, third parties. Therefore, to build and operate any wireless portions of our networks in new markets where we do not already control network rights, we will have to purchase, lease or otherwise acquire sufficient network capacity from or with those third parties or rely on other transmission facilities, such as fiber-optic or coaxial networks.

                                    EMPLOYEES

As of December 31, 2001, we had 393 full-time employees. Approximately 20 of our employees work in our United States offices, and the balance work in our subsidiary operation offices in our various markets. Our employees are not represented by any unions or collective bargaining entities.

                                   LITIGATION

In March 2000, we were named as a defendant in an action brought in federal court in California. The suit claimed we had defrauded the plaintiffs in connection with a merger we concluded in 1997 and that we had further breached contractual obligations to offer the plaintiffs preemptive rights for securities we later sold. After preliminary motions in the case, we filed a number of motions for summary judgment on the issues raised by the plaintiff. The court granted our motions for summary judgment and disposed of the last substantive issue in the case in October 2001. We subsequently made a motion to recover our costs and expenses in the matter, and, in February 2002, the parties negotiated a settlement, which included a cash payment to us and the return of the stock we issued to the plaintiff in 1997.

In April 2001, FondElec Group, Inc., an affiliate of one of our principal shareholders ("FondElec Group"), filed an arbitration action against us in New York alleging breach of a Services Agreement dated August 1998. The FondElec Group claimed, among other things, that we failed to pay the FondElec Group certain commissions and fees in connection with the sale of our securities, and that we further owed the FondElec Group amounts for other transaction-related services. We asserted a number of defenses and counterclaims in the proceeding, including breach of fiduciary duty, duress and violation of federal and state securities laws. In April 2002, we settled the FondElec Group arbitration proceeding and each party dismissed its claims with prejudice against the other party ("FondElec Settlement Agreement"). In connection with the settlement, we
(i) cancelled a $2,750,000 promissory note payable to us by an affiliate of the FondElec Group; (ii) wrote off 420,000 in related FondElec Group assets; and
(iii) were released of a $1,864,118 recorded obligation payable to the FondElec Group. Additionally, we agreed to pay the FondElec Group $200,000 on the 60th day following repayment in full of amounts due under the Internexus revolving credit agreement and each party executed mutual releases for any and all claims. As a result of the above settlement, we recorded a $1,505,882 arbitration settlement expense during the year ended December 31, 2001.

In July 2001, we were named in an arbitration proceeding initiated in Florida by two of the parties who sold us some of our Guatemala assets and we filed counterclaims, all relating to contractual obligations and representations made in the asset purchase. In October 2001, we settled the arbitration with the two original claimants, and the arbitration proceedings were dismissed with prejudice. We believe the arbitration proceeding was settled on favorable terms. In January 2002, we filed an arbitration proceeding against the sellers who were not parties to the settlement. In the demand for arbitration, we allege that the representations and warranties they made about the assets we bought were inaccurate, that they fraudulently induced us into buying the assets and that we are entitled to indemnification for those misrepresentations.

In November 2001, we were named in a lawsuit brought in the Third District Court for the State of Utah (which was subsequently removed to the United States Bankruptcy Court). The suit relates to a 1995 loan commitment from a third party which is now in bankruptcy. Under the commitment, the third party loaned us $996,707 and the total amount due, including interest, is now approximately $1.4 million. The commitment documents allowed us to repay the principal and interest on or before August 1, 2001 or convert the obligation into a 10-year, monthly amortized loan at any time before August 1, 2001 under certain conditions. In July 2001, we notified the third party that we had elected to convert the loan and we have made all required payments under the loan as converted. The third party claims we were not entitled to convert the loan. We believe it has valid defenses to the third party's claims, and intend to vigorously defend the suit.

                     DIVIDENDS DISTRIBUTIONS AND REDEMPTIONS

We have not declared or paid any dividends to the holders of our common shares or preferred shares.

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following information summarizes certain transactions we either engaged in during the past two years (or which we propose to engage in) involving our executive officers, directors, 5% stockholders and immediate family members of those persons:

April 2002 Transactions. In April 2002, we entered into a series of agreements relating to a commitment by Internexus S.C.A ("Internexus") to provide our wholly owned subsidiary, Latin American Broadband, Inc., with up to $4 million under a revolving credit agreement. Internexus is an affiliate of, and successor to, in interest to Norberto Priu, one of our principal shareholders. See "Our Principal Stockholders," below. We received an advance of $2 million under the credit agreement at the closing. The amounts advanced under the agreement accrue interest at 25% per annum, are senior to all other debt except for amounts due on our vendor debt facility and are collateralized by a pledge of our common shares owned by four of our largest shareholders. If we default on our obligations under the Internexus credit agreement, and Internexus enforces its rights under the stock pledges, Internexus would obtain control of a majority of our outstanding voting power and would have the ability, among other things, to elect our board of directors and effect fundamental corporate transactions.

The maturity date for the facility is the earliest to occur of (i) July 9, 2002,
(ii) a change of control (iii) a liquidation, winding up or dissolution or the sale of all or substantially all of our assets, or (iv) the issuance of equity securities to a third party. Additionally, at the maturity date, we agreed to pay the lender an amount equal to the greater of (A) the amounts then outstanding hereunder, together with interest thereon, or (B) an amount equal to two hundred percent (200%) of the committed amount under certain circumstances, including if the amounts advanced under the facility are repaid as a result of a change of control, liquidation event or equity investment from a third party that occurs after September 30, 2002 for a transaction entered into on or before July 9, 2002. We also agreed to promptly engage an investment banker or financial advisor reasonably acceptable to the lender for the purpose of exploring a possible sale of all or substantially all of our business and operations.

In connection with the execution of the April 2002 facility, we entered into two additional transactions. The first transaction involved the replacement of two notes totaling $7 million previously delivered by one of our Venezuelan subsidiaries in favor of Telematica EDC, C.A. The replacement note, which was delivered by our parent entity Convergence Communications, Inc., is also in the principal amount of $7 million, accrues interest at 3% per annum, and is due, along with accrued interest, in a balloon payment on March 15, 2015 (see "Telematica Transactions" below). The second transaction involved the execution of a settlement agreement between us and the FondElec Group (see the section entitled "Litigation" for additional information regarding the FondElec Group settlement).

September 2001 Transactions. In September 2001, we entered into a series of agreements relating to our sale to two accredited investors of shares of our common stock (the "September Financing"). Both of those parties (or their affiliates) are the holders of more than 5% of our common stock and are parties to other agreements with us, as described below. In connection with the stock sale, we entered into a series of other agreements under which (1) all of our outstanding preferred stock (consisting of Series C and Series D preferred stock) was converted into shares of our common stock, (2) the holders of a number of our outstanding warrants exercised those warrants and acquired shares of our common stock, and (3) the parties to a shareholders agreement that we and a number of our principal shareholders executed on October 18, 1999 agreed to amend and restate that agreement to provide for modified board of director approval requirements, an increase in the number of the members of our board of directors from 10 to 12, and modifications to the contractual restrictions on those parties' ability to transfer their common stock. For more information regarding these transactions, please see our current report on Form 8-K filed on October 9, 2001.

February 2001 Transactions. In February, 2001, we entered into a series of agreements relating to our sale to six accredited investors of shares of our newly designated series D preferred stock and warrants to acquire additional shares of our series D preferred stock and common stock (the "February Financing"). See our report on Form 8-K filed on March 7, 2001 for a more detailed description of the February Financing and the agreements we entered into in connection with its closing. The investors in the securities included certain of our stockholders who, at the time of the transaction, held more than 5% of our stock on a voting basis and are parties to other agreements with us, as described below.

In connection with our sale of the series D stock, our Board of Directors agreed to grant to the investors in our series C stock warrants to acquire additional shares of our common stock. The consideration for those warrants included, in part, a waiver by a number of our shareholders of certain rights they had under the terms of the warrants they acquired in October 1999 to an adjustment in the purchase price in the shares they could acquire under those warrants resulting from our sale of the warrants involved in the series D stock sale. In addition, under the terms of our sale of the series D stock, we paid an affiliate of one of the investors under the terms of the October 1999 series C stock transaction a fee of $600,000 as compensation for its services in connection with the sale of the series D stock and warrants.

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

Internexus  Affiliates   Transactions.   We  have  entered  into  the  following
contracts, agreements and arrangements with a group of affiliated persons and entities, including their successors-in-interest, which we refer to as Internexus. Those affiliated parties include Norberto Priu, one of our 5% shareholders, and Pablo Priu, one of our directors (see "Principal Stockholders" below):

          o In April 2002, Internexus committed to loan us up to $4.0 million under the terms of a revolving loan agreement. See "April 2002 Transactions", above.

          o In September 2001, Internexus purchased securities from us in the September Financing.

          o In February 2001, Internexus purchased securities from us in the February Financing.

          o In December 2000, we entered into a loan transaction with Internexus, pursuant to which we borrowed $3 million on a short-term basis. For a more detailed description of this loan, see our report on Form 8-K filed on March 7, 2001.

          o Under the terms of shareholders agreements to which we are a party, our principal shareholders have agreed to vote, at any election of our board of directors, for persons nominated by the parties to those agreements. Messrs. Priu, Schiller and Fucaraccio currently serve on our board as nominees of Internexus. See "Our Management," below.

Telematica   Transactions.   We  have  entered  into  the  following  contracts,
agreements and arrangements with Telematica EDC, C.A., also one of our 5% shareholders, and its affiliates:

          o In October 1999, our Venezuelan subsidiary, entered into a $26 million financing arrangement with Telematica. The parties executed the financing agreement for that arrangement in November 2000. Telematica paid us a portion of that financing commitment, $7.0 million, in cash, in late 2000 and early 2001. The amounts under the debt facility were convertible under certain circumstances into shares of our subsidiary. Assuming the full funding of the facility, the conversion of the debt amounts into equity could have resulted in Telematica or its affiliates acquiring 50% of the stock of our subsidiary. As noted above in "Business and Properties - Our Networks and Markets", we have decided to dispose of our Venezuela operations. As a result, we have not drawn any additional amounts under our financing agreement with Telematica. In April 2002, in connection with Internexus' commitment to loan us up to $4.0 million, we replaced the promissory notes for the $7.0 million that Telematica had previously advance to us with a promissory note due in 2015. See "April 2002 Transactions", above.

          o Under the terms of shareholders agreements to which we are a party, our principal shareholders have agreed to vote, at any election of our board of directors, for persons nominated by the parties to those agreements. Messrs. Safford, Pacanins, Shenefelt and Corredor currently serve on our board as nominees of Telematica. See "Our Management," below.

          o    Telematica was one of the investors in the February Financing.

          o An affiliate of Telematica was one of the investors in the September Financing.

FondElec Transactions. We have entered into the following contracts, agreements, and arrangements with FondElec Essential Services Growth Fund, L.P., which is one of our shareholders, and its affiliates:

          o Our subsidiaries have entered into a number of agreements with FondElec and its affiliates with respect to our business operations in El Salvador. Those agreements include the purchase agreements whereby we acquired our interest in our El Salvador operating companies, the sale by that subsidiary of its capital stock to a third party, and the documents relating to the refinancing of the payment obligations for the operating companies with a commercial lender. When Telematica purchased its interest in the subsidiary in October 1999, the subsidiary used a portion of the proceeds from that sale ($3.8 million) to pay FondElec amounts the subsidiary owed it. In June 2001, we sold our interest in one of our El Salvador operating companies to FondElec and, in connection with that sale, refinanced $2.75 million in loans we previously made that operating entity.

          o In August 1999, we entered into an advisory services agreement with FondElec relating to our payment of certain fees to FondElec, including fees (totaling $1,654,000) relating to the sale of our series C stock in our October 1999 financing transactions. In 2001, FondElec filed an arbitration proceeding against us for additional fees and damages under the service agreement. That arbitration was settled in April 2002. See the section entitled "Litigation".

          o Under the terms of shareholders agreements to which we are a party, our principal shareholders have agreed to vote, at any election of our board of directors, for persons nominated by the parties to those agreements. Mr. Acosta-Rua currently serves on our board as the nominee of FondElec. See "Our Management", below.

Employment Agreements. We have entered into employment agreements with certain of our senior management. Some of those employees also act as our directors. Those employment agreements contain "change of control" provisions that provide those employees with severance benefits under certain conditions.

Under agreements we previously had with two of our senior executives, we granted those executives 5% non-dilutible interests in certain of our operating subsidiaries. In 2000, we agreed to acquire those interests in exchange for shares of our common stock. We issued a total of 366,666 common shares to those two executives in connection with those purchases and granted them limited "piggyback" registration rights for those shares.

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

                                 OUR MANAGEMENT

Our directors, executive officers and key employees, and their respective ages and the positions they held with us, are set forth below. Biographical information for each of the senior management members and directors is also presented below. With the exception of Lance D'Ambrosio and Troy D'Ambrosio, who are brothers, there are no family relationships between or among any of our directors or executive officers. Our Board of Directors is currently comprised of twelve members. Executive officers are chosen by, and serve at the discretion of, the Board of Directors:

Name                                     Age     Position
Lance D'Ambrosio............   44      Chairman of the Board of Directors
Douglas Jacobs..............   58      Chief Executive Officer
Brian Reynolds..............   45      President and Chief Operating Officer
Troy D'Ambrosio.............   41      Senior Vice President, Legal
                                       & Administration, Director
Amaury Rivera...............   40      Managing Director CCI Mexico
Anthony Sansone.............   37      Vice President, Treasurer and
                                       Corporate Secretary
Gary Barlow.................   36      Vice President of Accounting and Taxation
Ron Bouganim................   30      Vice President of Business Development
Pablo Priu..................   33      Director
Peter Schiller..............   67      Director
Jorge Fucaraccio............   57      Director
Jeffery Safford.............   43      Director
Christopher Shenefelt.......   43      Director
Gonzalo Pacanins............   38      Director
Norberto Corredor...........   38      Director
Mario L. Baeza..............   51      Director
Carlos Christensen..........   51      Director
Gaston Acosta-Rua...........   36      Director

Our Senior Management Team

Lance D'Ambrosio, Chairman of the Board of Directors. Mr. D'Ambrosio has been involved in the telecommunications business for over ten years and has over 22 years of entrepreneurial business and sales experience. Mr. D'Ambrosio is responsible for our acquisitions, strategic planning and mergers, and is responsible for all of our financing plans. Mr. D'Ambrosio was one of our founders and was our Chief Executive Officer until August 2000. Between 1992 and 1995, Mr. D'Ambrosio served as the President, Chief Executive Officer and a Director of Transworld Telecommunications, Inc., or TTI, a wireless cable television company in the United States that had operations in six markets. TTI was sold to Sprint Corporation in 1999. Prior to entering the telecommunications industry, Mr. D'Ambrosio was the President of Bridgeport Financial, Inc., a holding company that acquired a full-service broker/dealer securities operation and which was primarily involved in raising venture capital for investments in high-tech companies. Prior to that, Mr. D'Ambrosio held various sales and management positions with Paine Webber, Savin Corp. and Xerox Corporation.

Douglas Jacobs, Chief Executive Officer. Douglas K. Jacobs is our Chief Executive Officer. Mr. Jacobs joined us in August 2000. Mr. Jacobs brings more than 30 years of experience in telecommunications sales and marketing, as well as hands-on knowledge of today's leading technology. Before joining CCI, Mr. Jacobs worked for Alcatel, where he served as Senior Vice President and Area 8 President of Alcatel USA, heading an area with annual sales in excess $4 billion and over 3,000 employees covering the US, Canada, Mexico and Japan. Prior to joining Alcatel, Mr. Jacobs was Senior Vice President and Chief Operating
Officer of InterWave Communications, a manufacturer of GSM micro-cellular network systems. Before that, Mr. Jacobs served in various sales and executive positions with DSC Communications, most recently as Senior Vice President of Worldwide Sales and Service, and before that as the Executive Vice President and Chief Operating Officer of DSC's Denmark subsidiary. Mr. Jacobs' telecommunications career began with Western Electric, a division of AT&T. Mr. Jacobs spent 23 years with AT&T, rising to the position of AT&T Network Systems, Southwestern Region Vice President. Mr. Jacobs holds a Bachelor and a Master Degree in Industrial Engineering from Texas Tech University and Purdue University respectively.

Brian Reynolds, President and Chief Operating Officer. Mr. Reynolds joined us in July 1998 as our President and Chief Operating Officer. Mr. Reynolds has over 20 years of telecommunications experience in the United States and international markets, focusing on major company start-ups. Between late 1997 and the effective date of his employment with us, Mr. Reynolds acted as a telecommunications consultant to a number of entities, including our company. Between 1994 and 1997, Mr. Reynolds served as Chief Operating Officer of Wireless Holdings, Inc., or WHI, where he was responsible for start-up and growth of its high-speed data and wireless cable operations. During 1993 and 1994, he was Chief Operating Officer for Australia Media LTD., a combined direct broadcast and wireless video company. Between 1989 and 1993, Mr. Reynolds was a founder of Sutter Buttes Cablevision and Pacific West Cable in Northern California, a wireless cable operation. Between 1984 and 1989, Mr. Reynolds was responsible for the overall construction and profit and loss operations for Sacramento Cable, taking the operations from construction and launch to over 150,000 customers. Before working for Sacramento Cable, Mr. Reynolds held various management positions with Warner Cable. Mr. Reynolds received a Bachelor of Arts Degree from Rutgers University with an emphasis in Accounting.

Troy D'Ambrosio, Senior Vice President Legal & Administration, Director. Mr. D'Ambrosio has 21 years of business and government experience, including four years of telecommunications experience prior to joining us as an officer in October 1998. Before joining us, he served as Vice President of Administration and as a Director of TTI and also served in executive positions and as a director of its subsidiaries. TTI was sold to Sprint Corporation in 1999. Between September 1996 and October 1998, Mr. D'Ambrosio served as the Manager of Mutual Fund Operations for Wasatch Advisors, Inc., a registered investment advisory firm which manages approximately $1 billion dollars in separately managed accounts and maintains a family of mutual funds. Between July 1992 and November 1993, Mr. D'Ambrosio was a Vice President and a partner in a public relations firm specializing in legal, economic and government relations for business. Between 1985 and 1992, Mr. D'Ambrosio was with American Stores Company, a food and drug retailer with sales in excess of $20 billion annually, where he served most recently as Vice President of Corporate Communications and Government Relations. Mr. D'Ambrosio received a Bachelor of Science Degree in Political Science from the University of Utah.

Amaury Rivera, Managing Director CCI Mexico. Mr. Rivera joined us in 2000 as our Vice President of Sales and Marketing. Mr. Rivera has in excess of 17 years of telecommunications industry experience and joined us from Iusacell/Bell Atlantic in Mexico, where he was responsible for company-wide strategy in the long distance, cellular, data and paging services areas. While at Iusacell, Mr.
Rivera was responsible for growing revenues by approximately 200% to $355 million in annual sales. Prior to joining Iusacell in 1999, Mr. Rivera was the regional vice president and general manager at Centennial/Lambda, a Puerto Rican based telecommunications start up that became the country's largest telecommunications company.

Anthony Sansone, Vice President, Treasurer and Corporate Secretary. Mr. Sansone has been with our company since its inception and, until 1998, acted as our controller in addition to his duties as our Corporate Secretary and Treasurer. Mr. Sansone has 14 years of financial, accounting and business experience, including eight years of telecommunications experience. Between 1994 and 1997, he was the Treasurer and Controller of TTI and, during 1996, served as a director of WHI. During 1993 and 1994, Mr. Sansone was the Controller, Secretary and the Director of Shareholder Relations for Paradigm Medical Industries, Inc., a public manufacturer of ophthalmic cataract removal devices. During 1992 and 1993, he was the Assistant Controller of HGM Medical Lasers, Inc., which manufactures and sells surgical and dental lasers. Between 1988 and 1992, Mr. Sansone was the Assistant to the Vice President of Public Relations and the Assistant to the Chairman of the Board of Directors for American Stores Company, a large retail grocery and drugstore chain. Mr. Sansone received a Bachelor of Science degree in Accounting from Utah State University and a Master of Business Administration degree from the University of Utah.

Gary Barlow, Vice President of Accounting and Taxation. Mr. Barlow has 14 years of accounting and financial experience, including eight years of big-five public accounting experience and a combined four years with IBM and two other public accounting firms. Between 1992 and 1996, he was a Senior Auditor with Price Waterhouse in Northern California, serving SEC registrant clients in the high technology industry. Between 1997 and 1999, he was an Audit Manager with Deloitte & Touche in Salt Lake City, Utah, where he served various clients, including SEC registrants. Mr. Barlow received a Bachelor of Science degree in Accounting from the University of Utah and is a Certified Public Accountant.

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

Pablo Priu, Director. Mr. Priu is the President of Fulcrum Financial Services, LLC. Fulcrum provides asset management and consultation services to private investment companies and charitable organizations. Between 1995 and 1999, Mr. Priu was assistant counsel for International Registries, Inc., a service company providing corporate and maritime services to the international legal community. Between 1993 and 1995, Mr. Priu was a legal consultant with Pan American/World Health Organization. Mr. Priu holds a Bachelors of Arts Degree from Duke University and a Juris Doctorate from Georgetown University Law Center.

Peter Schiller, Director. Mr. Schiller is currently retained by Internexus SCA as a consultant. Mr. Schiller has been employed by Bolland S.A and its affiliates, including Petrolera Argentina San Jorge S.A. and OEA Services, all of which were Argentinean corporations engaged in oil and gas services, from 1990 until mid-2000 as the Director of New Business Development. Between 1976 and 1990, Mr. Schiller held general management positions in the heavy electromechanical manufacturing, automotive components and non-ferrous metals industries. Between 1961 and 1975, Mr. Schiller held a number of product design and quality control management positions in the electrical, automotive and tractor industries.

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

Jeffery A. Safford, Director. Mr. Safford is the Vice President and Chief Financial Officer of AES Americas, a wholly owned subsidiary of The AES Corporation. From April 1994 until Mr. Safford's appointment to such offices in September 1998, he served as the Vice President and Chief Financial Officer and Secretary of the AES China Generating Co., Ltd., and performed the function of principal account officer. Mr. Safford was Director of Finance and Administration of AES prior to April 1994. Prior to joining AES, Mr. Safford worked as a Senior Auditor for Touche Ross & Co., an accounting firm, with responsibility for several large publicly held clients. Mr. Safford graduated from Pennsylvania State University with a degree in accounting and is a Certified Public Accountant.

Christopher Shenefelt, Director. Mr. Shenefelt is Vice President of Telecom Initiatives for The AES Corporation and has over 20 years of technical, business and management experience. Prior to joining AES, Mr. Shenefelt was Vice President of Network Planning at Winstar Communications, where he was responsible for developing the financial-based network plans for Winstar's expansion in existing and new markets. Prior to his employment with Winstar, Mr. Shenefelt led a communications consulting group at SAIC, where they designed, evaluated, and tested state-of-the-art communications and sensor technologies. Mr. Shenefelt held various position at Lockheed-Martin and Electron Communications Incorporated. Mr. Shenefelt holds a BSEE from Michigan Tech, an MSEE in Wireless Communications from the University of Central Florida and an MBA from the George Washington University.

Gonzalo Pacanins, Director. Mr. Pacanins is Senior Project Manager/Vice President of AES Americas. Before joining AES, Mr. Pacanins was Senior Director of M&A/Strategic Alliances for Atento, Inc., the largest global privately held CRM/Teleservices company. Mr. Pacanins was responsible for structuring and developing a corporate venturing program designed to establish an investment and integration process for mergers and acquisitions activities on a global basis, developing a market entry strategy in the United States market using acquisitions, as well as structuring global strategic alliances with leading CRM entities. Prior to Atento, Mr. Pacanins was Director of International Corporate Venturing of OneSoft Corp, where he was responsible for designing and structuring an investment vehicle to incubate and provide seed and first-round financing to Internet and technology ventures in Latin America. From 1997 to 2000, Mr. Pacanins was Vice President at Darby Overseas Investments Ltd., one of the leading private equity firms in Latin America, where he was active in sourcing and evaluating transactions in the Andean Pact countries, as well as Argentina. From 1991 to 1994, Mr. Pacanins was Vice President of Capital Market for Confimerca, a Venezuelan investment banking firm, where he worked on privatization assignments and mergers and acquisitions. Mr. Pacanins holds a BS in Civil Engineering from Universidad Metropolitana in Caracas, Venezuela, an MS in Finance from the University of Colorado at Boulder, and an MBA from Harvard Business School.

Norberto Corredor, Director. Mr. Corredor is the Manager of Telecommunications and Automation Services for C.A. La Electricidad de Caracas, SACA, a Venezuelan utility company that is an affiliate of Telematica EDC, one of our shareholders. In that capacity, he is responsible for acquisition, planning, operation and maintenance of the company's telecommunications network and automation systems. He has held different management positions during his 16 years with the company, including as a manager assigned to work in Montreal, Canada, where he lead a development team for the electric network control system. Mr. Corredor has also been involved in the development of the telecommunications networks and automation systems of several utilities in El Salvador and Colombia.

Mario L. Baeza, Director. Mr. Baeza is the Chairman and Chief Executive officer of TCW/Latin America Partners, L.L.C., which is the managing general partner of TCW/Latin America Private Equity Partners, L.P., a $230 million partnership organized by Baeza & Company and jointly owned by Baeza & Company and TCW Advisors, Inc. The fund makes privately negotiated equity and equity-related investments in companies in Latin America. TCW Advisors, Inc. is an affiliate of Trust Company of the West, a global asset management firm with over $85 billion of assets under management. Between 1994 and 1996, Mr. Baeza was President of Wasserstein Perella International Limited and Chief Executive Officer of Grupo Wasserstein Perella, the Latin America division of the firm. From 1974 to 1994 he was an associate and then, at the age of 29, became a partner, at the law firm of Debevoise & Plimpton, where he specialized in international mergers and acquisitions, international finance and leveraged buyout transactions. Mr. Baeza has been a Herman Phleger Visiting Professor of Law at Stanford Law School and a Lecturer in Law at Harvard Law School. Mr. Baeza is a member of the board of directors of Air Products and Chemical Company, an industrial company listed on the New York Stock Exchange, the Ariel Mutual Funds Complex, Tendtudo Holdings, L.L.C., Brazil's leading national do-it-yourself home improvement retail chain, Dekor Internacional S.A. de C.V., one of Mexico's largest home finishings chains, Camil Alimentos, S.A., one of Brazil's leading branded rice and beans processors and distributors, Dermet de Mexico, Mexico's leading specialty chemical distributor, and Marta Harff, a leading Argentine brand and retailer of feminine personal care products.

Carlos H. Christensen, Director. Mr. Christensen is Managing Director of TCW/Latin America Partners, LLC (an affiliate of TCW/CCI Holding) where he is responsible for managing its business operations, including sourcing, analyzing and monitoring its private equity investments. Prior to joining TCW/Latin America Partners, Mr. Christensen was a Senior Director of Continental Bank, where he was responsible for corporate finance and private equity investments in Brazil and Argentina and, served as a member of the Board of Directors of two of Continental's portfolio companies in Argentina. Mr. Christensen's professional experience includes various credit and risk management related positions at Banco de la Nacion Argentina in New York and Chicago and five years as a Finance Manager at Witcel S.A., a specialty paper manufacturer in Argentina. Mr. Christensen has a Business Administration degree from the Catholic University of Argentina and a Masters in Management from the JL Kellogg Graduate School of Management, Northwestern University.

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

Structure of Our Board of Directors

Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors consisting of three classes. The directors in each class serve staggered three-year terms. As of the date of this report, the Board of Directors consists of twelve members. The Class 3 directors, consisting of Messrs. Schiller, Christensen, Shenefelt and Pacanins serve until 2002. The Class 2 directors, consisting of Messrs. Troy D'Ambrosio, Priu, Baeza and Corredor, serve until 2003. The Class 1 directors, consisting of Messrs. Lance D'Ambrosio, Corredor, Acosta-Rua and Fucaraccio, serve until 2004. At each annual meeting of our shareholders, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Our Amended and Restated Certificate of Incorporation provides that directors may be removed only for cause and only by the affirmative vote of the holders of two-thirds of the common shares entitled to vote.

Our Board of Directors Committees

During 2001, our Board of Directors held 10 meetings, and each director in office during the year attended at least 70% of those meetings. During 2001, the Board of Directors had three standing committees, the Audit Committee, the Compensation Committee, and the Executive Committee.

Our Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, our compliance with legal and regulatory requirements and the quality of our internal and external audit processes. Upon the Audit Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries and proposals to our Board of Directors regarding those matters, which may then be acted upon by our full Board. As of the date of this report, the Audit Committee consists of Messrs. Christensen, Priu and Pacanins. Mr. Christensen acts as chairman of the committee. The report of this committee is set forth below.

Our Compensation Committee is charged with the review of the levels, form, policies and procedures for the compensation of our executives and agents, the review of our pension and other benefit programs, and such other compensation matters as may be brought to its attention or as may be delegated to it by our Board. Upon the Compensation Committee's review of any of those matters, it is charged with preparing and submitting periodic reports, summaries of proposals to our Board of Directors regarding those matters for action by the entire Board. As of the date of this report, the Compensation Committee consists of Messrs. Christensen, Lance D'Ambrosio, Fucaraccio, and Pacanins. Mr. Fucaraccio acts as chairman of the committee. The report of this committee is set forth below.

Our Executive Committee is charged with the performance of the duties of our Board of Directors between regularly scheduled meetings of the Board and, in that capacity, is charged with the functions, and has the authority of, the full Board of Directors with regard to matters addressed by it. The Executive Committee consisted of Messrs. Baeza, Fucaraccio, Safford, Acosta-Rua and Lance D'Ambrosio. In March 2002, the Board of Directors dissolved this committee.

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

Our Executive Compensation

The following information summarizes the compensation we paid our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000, (our "named officers") during the fiscal years ended December 31, 2001, 2000 and 1999. We awarded options during 2000 to Douglas Jacobs, our Chief Executive Officer, and Amaury Rivera, our Senior Vice President and Mexico General Director, both of whom joined us as employees during 2000.




                                                                            Long Term
                                              Annual Compensation          Compensation
                                              -------------------         --------------
                                                                            Securities
           Name and                                                         Underlying          Other
       Principal Position         Year       Salary            Bonus       Options (#)(5)    Compensation(6)
       ------------------         ----       ------            -----        ------------     -------------



  Douglas Jacobs                 2001      $350,000         $220,833(2)          -0-             $13,753
     Chief Executive Officer     2000      $350,000(1)       $66,667(2)        400,000           $12,136(4)
                                 1999        $-0-              $-0-              -0-               $-0-

  Lance D'Ambrosio               2001      $240,000          $40,000             -0-             $17,647
     Chairman of the Board       2000      $212,500            $-0-              -0-             $16,400
                                 1999      $165,000          $41,250             -0-             $14,950

  Amaury Rivera                  2001      $210,000          $36,745             -0-             $16,422
     Senior Vice President       2000      $210,000(3)         $-0-            125,000           $9,500(4)
     and Mexico General          1999        $-0-              $-0-              -0-               $-0-
     Director

  Brian Reynolds                 2001      $193,725          $28,351             -0-             $14,026
     President and Chief         2000      $169,500            $-0-              -0-             $15,700
     Operating Officer           1999      $135,000          $33,750             -0-             $13,000

  Troy D'Ambrosio                2001      $183,475          $21,480             -0-              $9,839
     Senior Vice President       2000      $157,000            $-0-              -0-              $8,180
     of Legal &                  1999      $105,000          $26,250             -0-              $6,765
     Administration


-----------------------
(1) Reflects full year base salary. Mr. Jacobs became a salaried employee on August 3, 2000.
(2)      Includes signing bonus of $133,333 in 2001 and $66,667 in 2000.
(3) Reflects full year base salary. Mr. Rivera became a salaried employee on August 1, 2000.
(4) Person named was our employee during only a part of the year in question. The amount shown assumes full year premiums on group term life insurance and medical, dental and disability insurance.
(5) See Fiscal Year-End Option Value table below for the values of these options.
(6) Other Compensation includes (i) the dollar value of premiums paid by us for health, life and disability insurance for each named executive officer, (ii) the dollar value of premiums paid by us to term life insurance for the benefit of each named executive officer, (iii) in the case of Lance D'Ambrosio, an annual car allowance of $7,800, and (iv) in the case of Amaury Rivera, a car allowance of $5,460 in 2001. Does not include amounts related to rental payments for corporate apartments used by CCI executives during travel outside their homebase.

Fiscal Year-End Option Value

         The following information summarizes the number and value of options to acquire common shares held by the executive officers described above.



                                 Number of Securities                    Value of Unexercised
                                Underlying Unexercised                       In-the-Money
                             Options at Fiscal Year-End (#)             Options at Fiscal Year-End
                             -----------------------------          ------------------------------
       Name                  Exercisable       Unexercisable        Exercisable         Unexercisable
---------------------        -----------       -------------        -----------         -------------
   Douglas Jacobs              300,000            100,000               $-0-                 $-0-
   Amaury Rivera                87,500             37,500               $-0-                 $-0-
   Brian Reynolds              183,333            166,667            $137,500             $125,000


For purposes of determining the values of the options held by the named executive officers, we assumed that the common shares underlying the option granted had a value of $1.75 per share, which is the estimated fair market value attributed to that stock on November 30, 2001 in connection with the sale of our common stock to an unrelated party. The option value is based on the difference between the fair market value of those shares and the option exercise price per share, multiplied by the number of shares subject to the options.

Our Employment Agreements

We typically enter into an employment agreement with each of our senior management and key personnel. The employment agreements generally have initial terms of between one and three years. Under the agreements, the employee is entitled to a base salary plus incentive bonuses, as determined by the Board of Directors, standard benefits such as health and life insurance and reimbursement of reasonable business expenses. The agreements also provide for moving allowances in some instances. The employment agreements for a number of our senior executives also provide for the grant of options. The option grants are generally subject to vesting schedules and require the employee to forfeit portions of their vested options if he terminates the relationship.

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

Our employment contract with our Chief Executive Officer, who joined us in August, 2000, is similar to our employment contracts with our other key employees, but differs in several significant respects, primarily relating to the compensation he will receive in the event of the termination of his contract under certain conditions constituting a "change of control" (as defined in the agreement) during the first 18 months of the contract. The provisions relating to the payment of compensation for a "change of control" terminated in February 2002. The contract provides for the grant of two grants of options, the first of which vested upon the execution of the agreement. The second grant vested 50% on the first anniversary of the agreement and the other 50% will vest on the second anniversary of the agreement. If the agreement is terminated under certain conditions during the first year, the first grant of options also terminates. Each year after the initial year of the agreement, he is entitled to receive additional options based on a formula equal to 100% of his cash compensation for the preceding year, divided by the market price of our common shares on the date of the grant as determined by the board of directors. The per share exercise price for those options is the market value of our common stock on the date of grant, and the option vests over a two-year period after the date of grant, one-half on the first anniversary of the date of the grant and the balance on the second anniversary after the date of the grant. In general, the options granted under the agreement are exercisable until the earlier of the fifth anniversary of the date of the grant or the termination of the agreement. Any non-vested portions of any options terminate on the termination of the agreement. Our Chief Executive Officer is also entitled to receive annual bonuses under his agreement. These bonuses are discretionary and determined by our board of directors, with the exception of the bonus for the year 2000, which was set at an amount equal to 25% of the Chief Executive Officer's base salary.

           REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

The Compensation Committee of the Board of Directors is composed of three outside directors and Lance D'Ambrosio, our Chairman. The Compensation Committee, which consists of Mr. Carlos Christensen, Mr. Lance D'Ambrosio, Mr. Jorge Fucaraccio and Mr. Gonzalo Pacanins, is responsible for establishing and administering our executive compensation policies. This report addresses the compensation policies for fiscal year 2001 as they affected Mr. Douglas Jacobs, in his capacity as Chief Executive Officer, and our other executive officers.

General Compensation Policy

The objectives of the Company's executive compensation program are to:

          o Provide a competitive compensation package that will attract and retain superior talent and reward performance.

          o    Support the achievement of desired performance.

          o Align the interests of executives with the long-term interests of stockholders through award opportunities that can result in ownership of common stock, thereby encouraging the achievement of superior results over an extended period.

Executive Officer Compensation Program

Our executive officer compensation program is comprised of: (i) base salary, which is set on an annual basis; (ii) annual incentive bonuses, which are subjective but primarily based on the achievement of predetermined objectives; and (iii) long-term incentive compensation in the form of periodic stock option grants, with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

The Compensation Committee performs reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with us to attract and retain employees.

In considering compensation of our executives, one of the factors the Compensation Committee takes into account is the anticipated tax treatment to us of various components of compensation. We do not believe Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally disallows a tax deduction for certain compensation in excess of $1 million to any of the executive officers appearing in the Summary Compensation Table above, will have an effect on us. The Compensation Committee has considered the requirements of
Section 162(m) of the Code and its related regulations. It is the Compensation Committee's present policy to take reasonable measures to preserve the full deductibility of substantially all executive compensation, to the extent consistent with its other compensation objectives.

Base Salary

The Compensation Committee reviews base salary levels for our executive officers. Base salaries are set competitively relative to companies in the telecommunications industry and other comparable companies. In determining salaries the Compensation Committee also takes into consideration individual experience and performance. The Compensation Committee seeks to compare the salaries paid by companies of similar size and stage of development. Within this comparison group, we seek to make comparisons to executives at a comparable level of experience, who have a comparable level of responsibility and expected level of contribution to our performance. In setting base salaries, the Compensation Committee also takes into account the intense level of competition among telecommunications companies to attract talented personnel.

Annual Incentive Bonuses

Along with each executive officer, we establish goals related specifically to that officer's areas of responsibility. The Compensation Committee determines the amount of each executive officer's bonus based on their contractual agreement, as well as a subjective assessment by the Compensation Committee of the executive officer's progress toward achieving the established goals. Bonuses are awarded on an annual basis.

Long-term Incentive Compensation

Long-term incentive compensation, in the form of stock options, allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock option participation aligns executive officers' interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level calculated to be competitive within the telecommunications industry as well as a broader group of companies of comparable size and complexity. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant.

Chief Executive Officer Compensation

Mr. Douglas Jacobs was appointed to the position of Chief Executive Officer in August 2000. Under the terms of the Employment Agreement, Mr. Jacobs receives an annual base salary of $350,000. This is consistent with the range of salary levels received by his counterparts in companies in the telecommunications industry and other comparable companies. The Compensation Committee believes Mr. Jacobs has managed us well in a challenging business climate and has continued to move us towards our long-term objectives.

In fiscal 2000, we granted stock options to Mr. Jacobs to purchase 200,000 shares of common stock at an exercise price of $10.00 and 200,000 common shares at an exercise price of $12.50 per share. These option awards contain certain vesting provisions, along with certain forfeit provisions if Mr. Jacobs voluntarily terminates his employment. This option package is designed to align the interests of Mr. Jacobs with those of our stockholders with respect to short-term operating results and long-term increases in the price of our stock. The grant of these options is consistent with the goals of our stock option program as a whole.

                                            THE COMPENSATION COMMITTEE

                                            Jorge Fucaraccio, Chairman
                                            Lance D'Ambrosio
                                            Carlos Christensen
                                            Gonzalo Pacanins


             REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of the Board of Directors (the "Audit Committee") has three members, Carlos Christensen, Pablo Priu, and Gonzalo Pacanins. Each member of the Audit Committee is an independent director, in that they are not employed by the Company.

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, our compliance with legal and regulatory requirements and the quality of our internal and external audit processes. The role and responsibilities of the Audit Committee are determined by the Board. The Audit Committee reviews and reassesses their duties annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for Fiscal 2001, the Audit Committee took the following actions:

          o Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2001 with management and Deloitte & Touche, LLP, our independent auditors.

          o Discussed with Deloitte & Touche, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

          o    Received  written  disclosures  and the  letter  from  Deloitte &
               Touche, LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with Deloitte & Touche, LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

The following is a summary of the fees charged by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting, for services rendered to us:

Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2001 was $220,941.

Financial Information Systems Design and Implementation Fees

There were no professional services rendered by Deloitte & Touche during the year ended December 31, 2001 relating to financial information systems design and implementation.

All Other Fees

The aggregate fees for tax planning and compliance and consultation on accounting transactions billed by Deloitte & Touche during the year ended December 31, 2001 was $116,960.

The Audit Committee has considered whether the provision of non-audit services noted above is compatible with maintaining the independence of Deloitte & Touche LLP.

Based on the Audit Committee's review of the audited consolidated financial statements and discussions with management and Deloitte & Touche LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for filing with the Securities and Exchange Commission.

                                              THE AUDIT COMMITTEE

                                              Carlos Christensen, Chairman
                                              Pablo Priu
                                              Gonzalo Pacanins

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

A total of 1,250,000 common shares were originally reserved for issuance under the Incentive Plan. Our Board increased the number of common shares reserved under the Incentive Plan to 1,820,229 common shares in December 1998. All of the shares reserved under the plan have been approved for grant by the Board of Directors, subject to the grant of such options pursuant to an option agreement in form approved by the Board of Directors, of which no options have been exercised as of December 31, 2001.

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

              MATTERS SUBMITTED TO THE VOTE OF THE SECURITY HOLDERS

During 2001, our security holders approved two proposals through the use of written consents, which is authorized under our organizational documents and Nevada corporate law. The first matter related to an increase in the number of our authorized preferred shares from 25 million shares to 75 million shares. That action was approved by written consent in June 2001 and we affected the change in our corporate structure in November 2001. The second consent resolution matter related to an amendment of our Amended and Restated Articles of Incorporation to increase the maximum number of persons who can sit on our board of directors from 10 persons to 12 persons, and to amend our Restated Articles to provide that certain types of equity financings require the affirmative vote of at least 75% of our board. That action was taken by our shareholders in September 2001, and the amendment was effected in November 2001. The approval procedures, number of shares of our stock voting in favor of each of those actions pursuant to the written consents and a description of each of the transactions so approved are described in more detail in our information statements on Schedule 14C dated July 16, 2001 and November 1, 2001, respectively.

                           OUR PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding securities as of April 8, 2002 by the following parties:

          o all those persons or entities known by us to be beneficial owners of 5% or more of each class of our outstanding securities, or "5% Shareholders"

          o    each director, and our executive officers

          o    all directors and our executive officers as a group.

The data presented are based on information provided to us by the parties specified above.



                     Name of                                              Number of         Percentage of
                Beneficial Owner                    Class                  Shares               Class(1)
                ----------------                    -----                  ------               ------
Norberto Priu                                       Common                   15,005,523         25.0%
    (5% Shareholder)(2)

AES Telecom Americas, Inc.                          Common                   11,764,705         19.6%
    (5% Shareholder)(3)

Telematica EDC, C.A.                                Common                    8,599,901         14.3%
    (5% Shareholder)(4)

TCW/CCI Holding LLC and TCW/CCI Holding II LLC      Common                    7,950,657         13.2%
    (5% Shareholder)(5)

Lance D'Ambrosio                                    Common                    3,652,939          6.1%
    (5% Shareholder/ Chairman)(6)

Douglas Jacobs(7)                                   Common                      300,000          (*)
    (CEO)

Brian Reynolds(8)                                   Common                      183,333          (*)
    (Pres. and COO)

Amaury Rivera                                       Common                       50,000          (*)
    (SVP/Mexico General Director)(9)

Troy D'Ambrosio                                     Common                      687,292          1.1%
    (Sr. V.P./Director)(10)

Anthony Sansone                                     Common                      120,555          (*)
    (V.P., Treasurer and Secretary)(11)

Gary Barlow(12)                                     Common                       50,000          (*)
    (V.P., Acct. and Tax)

Ron Bouganim(13)                                    Common                      100,000          (*)
    (V.P., Bus. Development)

Pablo Priu(14)                                      Common                          -0-          (*)
    (Director)

Peter Schiller(15)                                  Common                          -0-          (*)
    (Director)

Jorge Fucaraccio(16)                                Common                          -0-          (*)
    (Director)

Jeffery Safford(17)                                 Common                          -0-          (*)
    (Director)

Christopher Shenefelt(18)                           Common                          -0-          (*)
    (Director)

Gonzalo Pacanins(19)                                Common                          -0-          (*)
    (Director)

Norberto Corredor(20)                               Common                        9,621          (*)
    (Director)

Mario L. Baeza(21)                                  Common                        9,621          (*)
    (Director)

Carlos Christensen(22)                              Common                          -0-          (*)
    (Director)

Gaston Acosta-Rua(23)                               Common                       20,000          (*)
    (Director)

All directors and officers as a group (19           Common                    5,183,361          8.5%
persons)(24)
----------------------
*Less than 1%


(1) Based on 60,019,618 outstanding shares of common stock, which does not include 572,468 shares of common stock held by our wholly owned indirect subsidiary, WCI Cayman Inc. The inclusion of any shares as "beneficially owned" does not constitute an admission of beneficial ownership (which has a broad definition under the securities laws) of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. Also, each person is deemed to beneficially own any shares issuable on exercise of stock options or warrants held by that person that are currently exercisable or that become exercisable within 60 days after April 8, 2002.

(2) Does not include 276,581 shares of common stock that may be acquired under a one-year option we granted the named shareholder on September 11, 2001. Includes options to acquire 38,093 common shares which were granted to the named stockholder's designees to our Board of Directors under our Director Stock Plan, but which were assigned to the named stockholder under the terms of the designees' arrangements with the named stockholder. We have been informed that in March 2002, the named shareholder intends to transfer his shares to Internexus S.C.A. ("Internexus").

(3) AES Telecom Americas, Inc. is an affiliate of Telematica EDC, C.A. These shares are subject to a pledge in favor of Internexus until the repayment of any amounts advanced under the April 2002 revolving credit agreement between us and Internexus. See "Related Party Transactions:
         April 2002 Transactions."

(4) Telematica EDC, C.A is an affiliate of AES Telecom Americas, Inc. These shares are subject to a pledge in favor of Internexus until the repayment of any amounts advanced under the April 2002 revolving credit agreement between us and Internexus. See "Related Party Transactions." Does not include 1,626,953 shares of common stock that may be acquired under a one-year option we granted the named shareholder on September 11, 2001.

(5) Includes 5,228,452 shares of the total 7,950,657 shares noted that are held by TCW/CCI Holding LLC and 2,722,205 shares of the total 7,950,657 shares noted that are held by TCW/CCI Holding II LLC. TCW/CCI Holding LLC and TCW/CCI Holding II LLC are holding companies whose sole members are TCW/Latin America Private Equity Partners, LP and TCW/Latin America Off-Shore Pool I, LP, respectively. These shares are subject to a pledge in favor of Internexus until the repayment of any amounts advanced under the April 2002 revolving credit agreement between us and Internexus. See "Related Party Transactions." Does not include 1,626,953 shares of common stock that may be acquired under a one-year option granted TCW/Latin America Partners, LLC, an affiliated of the named shareholders, on September 11, 2001.

(6) 3,626,689 of these shares are subject to a pledge in favor of Internexus until the repayment of any amounts advanced under the April 2002 revolving credit agreement between us and Internexus. See "Related Party Transactions." Includes shares formerly reported as being held by an entity controlled by the named shareholder and Troy D'Ambrosio. The jointly controlled entity was dissolved in April 2002 and the named shareholder now has direct control of those shares.

(7)      Includes options to acquire 300,000 common shares.

(8)      Includes options to acquire 183,333 common shares.

(9)      Includes options to acquire 50,000 common shares.

(10) These shares are subject to a pledge in favor of Internexus until the repayment of any amounts advanced under the April 2002 revolving credit agreement between us and Internexus. See "Related Party Transactions." Does includes shares held by Mr. D'Ambrosio's wife for which he disclaims beneficial ownership. Included shares formerly reported as being held by an entity jointly controlled by the named shareholder and Lance D'Ambrosio. The jointly controlled entity was dissolved in April 2002 and the named shareholder now has direct control of those shares.

(11)     119,170 shares shown are held by a limited  liability company for which
         the  named   stockholder  acts  as  the  managing  member.   The  named
         stockholder does not disclaim beneficial ownership of such shares.

(12)     Includes options to acquire 50,000 common shares.

(13)     Includes options to acquire 100,000 common shares.

(14)     Mr. Priu is the grandson of Norberto Priu.

(15) Mr. Schiller is an officer of one or more affiliates of Norberto Priu and Raquel Emilse Oddone de Ostry. Mr. Schiller disclaims beneficial interest in the shares held by messrs. Priu and Ostry and their affiliates.

(16) Mr. Fucaraccio is an officer of one or more affiliates of Norberto Priu and Raquel Emilse Oddone de Ostry. Mr. Fucaraccio disclaims beneficial interest in the shares held by messrs. Priu and Ostry and their affiliates.

(17) Mr. Safford is an officer of one or more affiliates of AES Telecom Americas, Inc. Mr. Safford disclaims beneficial interest in the shares held by AES Telecom Americas, Inc.

(18) Mr. Shenefelt is an officer of one or more affiliates of AES Telecom Americas, Inc. Mr. Shenefelt disclaims beneficial interest in the shares held by AES Telecom Americas, Inc.

(19) Mr. Pacanins is an officer of one or more affiliates of AES Telecom Americas, Inc. Mr. Pacanins disclaims beneficial interest in the shares held by AES Telecom Americas, Inc.

(20) Mr. Corredor is an officer of Telematica or its affiliates. Mr. Corredor disclaims beneficial interest in the shares held by Telematica except to the extent shown. Includes options to acquire 9,621 common shares.

(21) Mr. Baeza is a principal of TCW/CCI Holding or its affiliates, and is an officer and sole member of a company that is a member of an entity that controls TCW/CCI Holding. Mr. Baeza disclaims beneficial interest in the shares held by TCW/CCI Holding or its affiliates. Includes options to acquire 9,621 common shares.

(22) Mr. Christensen is a principal of an affiliate of TCW/CCI Holding. Mr. Christensen disclaims beneficial interest in the shares held by TCW/CCI Holding or its affiliates.

(23) Mr. Acosta-Rua is a principal of FondElec and certain of its affiliates. Mr. Acosta-Rua disclaims beneficial interest in the shares held by FondElec and its affiliates. Also includes options to acquire 20,000 common shares.

(24) Assumes the matters set forth in notes 1 through 23. Includes options to acquire 722,575 common shares. Includes the shares held by Lance D'Ambrosio as a "5% Shareholder," Mr. D'Ambrosio also serves as a director.

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

In 1995 we issued 1.0 million of our common shares to the former shareholders of TTI in connection with our business separation from Transworld Telecommunications, Inc., or TTI. In connection with that transaction, we placed all of those shares in escrow (where they remain today) and filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. We issued all of our currently issued and outstanding common shares and preferred shares since the initial issuance of the 1 million common shares that are held in escrow in transactions which we believe did not involve unregistered public offerings. The common shares and preferred shares we issued in those transactions are "restricted securities." All or a portion of the restricted shares may in the future become (or, as in the case of common shares currently held in escrow, are) eligible for sale in the public market place in reliance on Rule 144, subject to volume, affiliate, timing and manner of sale or other restrictions contained therein.

We have previously issued warrants and options, which were not registered under the federal or state securities laws in reliance upon exemptions from registration contained in those laws. The warrants and options constitute "restricted securities" and may not be resold unless registered under the Securities Act of 1933, as amended, or disposed of in connection with an exemption therefrom.

As of the date of this report, there are approximately 390 holders of our outstanding common shares.


                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our consolidated financial data as of and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The selected consolidated financial data as of and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our consolidated financial statements. The consolidated financial statements and the report thereon for the years ended December 31, 2001, 2000 and 1999 are included elsewhere in this Annual Report of Form 10-K. The consolidated financial statements and the report thereon for the years ended December 31, 1998 and 1997 are included in our Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 Form 10-KSB"). The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below and in the 1998 Form 10-KSB.













                      [THIS SPACE INTENTIONALLY LEFT BLANK]



     CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                                            Years Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                     2001             2000             1999             1998              1997
                                                ---------------  ---------------  ---------------   --------------   --------------



NET REVENUES FROM SERVICES                        $ 40,170,949     $ 35,027,458      $ 9,099,054      $ 3,113,482          $ 40,186
                                                ---------------  ---------------  ---------------   --------------   ---------------
COSTS AND EXPENSES:
  Variable cost of services                         27,376,072       21,400,503        3,202,017        1,876,133           165,048
  Salaries, wages and benefits                      19,077,085       17,872,673        5,768,580        2,756,212           343,072
  Selling, general and administrative                9,306,606       14,938,511        7,114,111        5,485,204         1,866,615
  Depreciation and amortization                     14,063,613       14,160,812        5,308,489        2,864,789           619,182
  Stock option compensation expense                     54,505          248,293        1,251,349          753,046           962,738

  Business restructuring charges and asset
  impairments                                       21,869,264                -        5,680,101                -                 -
                                                ---------------  ---------------  ---------------   --------------   ---------------
              Total costs and expenses              91,747,145       68,620,792       28,324,647       13,735,384         3,956,655
GAIN ON ASSET SALE                                  (8,001,337)               -                -                -                 -
                                                ---------------  ---------------  ---------------   --------------   ---------------

OPERATING LOSS                                     (43,574,859)     (33,593,334)     (19,225,593)     (10,621,902)       (3,916,469)
OTHER INCOME (EXPENSE):
  Interest income                                      445,293          966,170          427,953          268,996           116,367
  Interest expense                                  (6,401,587)      (3,693,887)      (3,702,770)        (677,188)         (807,203)
  Arbitration settlement                            (1,505,882)               -                -                -                 -
  Other                                               (195,429)               -                -                -                 -
  Net gain (loss) on foreign exchange                 (789,286)        (102,013)          27,491                -                 -
                                                ---------------  ---------------  ---------------   --------------   ---------------
              Total other expense                   (8,446,891)      (2,829,730)      (3,247,326)        (408,192)         (690,836)
                                                ---------------  ---------------  ---------------   --------------   ---------------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST        (52,021,750)     (36,423,064)     (22,472,919)     (11,030,094)       (4,607,305)
PROVISION FOR INCOME TAXES                             (40,843)         (30,786)         (50,183)               -                 -
                                                ---------------  ---------------  ---------------   --------------   ---------------
LOSS BEFORE MINORITY INTEREST AND
EXTRAORDINARY ITEM                                 (52,062,593)     (36,453,850)     (22,523,102)     (11,030,094)       (4,607,305)
MINORITY INTEREST IN LOSS (GAIN) OF
SUBSIDIARIES                                        (3,536,304)       3,480,790        2,245,623          799,298            13,011
                                                ---------------  ---------------  ---------------   --------------   ---------------
NET LOSS                                           (55,598,897)     (32,973,060)     (20,277,479)     (10,230,796)       (4,594,294)
NON-CASH REMEASUREMENT OF WARRANTS / OPTIONS       (10,386,464)        (352,000)               -                -                 -
                                                ---------------  ---------------  ---------------   --------------   ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS     $ (65,985,361)   $ (33,325,060)   $ (20,277,479)   $ (10,230,796)     $ (4,594,294)
                                                ===============  ===============  ===============   ==============   ===============
NET INCOME PER SHARE OF COMMON STOCK:

   Net loss per basic and diluted common share         $ (1.79)         $ (1.44)         $ (1.48)         $ (0.87)          $ (0.57)
                                                ===============  ===============  ===============   ==============   ===============
Weighted-average number of common shares:
    Basic and diluted                               36,834,387       23,149,752       13,660,881       11,736,927         8,044,827
                                                ===============  ===============  ===============   ==============   ===============


                                                                                        As of December 31,
                                                ------------------------------------------------------------------------------------
                                                     2001             2000             1999             1998              1997
                                                ---------------  ---------------  ---------------   --------------   ---------------
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                          $ 4,238,166      $ 4,193,170     $ 26,303,296      $ 4,315,281       $ 6,171,515
Working capital                                    (18,076,902)     (32,548,814)      12,807,119       (3,969,421)        4,493,869
Total assets                                       103,160,625      126,717,902       97,204,523       42,473,044        17,489,106
Notes payable less current portion                  11,528,701       12,274,717       11,389,937        3,987,268                 -
Long-term debt (payable to related parties)          8,288,118        4,769,497        2,595,634       11,224,504         1,130,660
Stockholders' equity                                48,701,970       58,589,045       59,375,280       10,684,526        14,378,966



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

Overview

We are a leading facilities-based provider of broadband services operating in recently deregulated high-growth markets, principally Mexico. We offer enterprise customers end-to-end communications solutions, including managed corporate data network services, high-speed data connections, high-speed and dial-up Internet access, voice, video, e-commerce-enabling services and other value-added communications services.

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

The difficulties in managing these various business issues will be compounded by a number of the unique attributes of our business operations and our strategy for becoming a premier facilities-based telecommunications provider in our various markets. For example, our operating network is based on an IP, Gigabit Ethernet architecture that incorporates a variety of state-of-the-art delivery platforms, including fiber-optic, fixed wireless technologies and two-way coaxial cable. Gigabit Ethernet technologies have been commercially used on a limited basis.

We selected this technology because we believe it allows us to deliver broadband connectivity to our customers at high, committed information rates more efficiently than other older technologies current used by some of our competitors. However, if this technology does not perform as expected or provide the advantages that we expect, our business, financial condition and the results of our operations may be materially and adversely affected.

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

Results of Our Operations

2001 Compared to 2000

Revenues. Our revenues for 2001 totaled $40.2 million, compared to $35.0 million for 2000, representing a $5.2 million increase in revenues. The following table shows our revenues by region for 2001 and 2000:

   TOTAL REVENUES                         2001                        2000
   (in thousands)
   Mexico (Intervan)                    $ 21,519                   $  16,529
   Venezuela (Inter@net)                     923                       1,132
   Central America                        17,729                      17,366
                                        --------                    --------
        Consolidated total             $ 40,171                    $  35,027
                                       =========                   =========

The increase in our 2001 revenues was primarily attributable to growth of our operations in Mexico (Intervan), combined with the acquisition of Metrotelecom (Central America) in April 2000, but was offset by the sale of a portion of our El Salvadoran operations (Chispa) in June 2001. Intervan contributed $5.0 million of the revenue increase, consisting of an increase of $3.9 million in high-speed data revenue, with the remainder consisting of other revenue, including telephony.

Our total revenues in 2002 will be affected by the sale of the Chispa operations in 2001, which contributed $3.4 and $8.5 million in revenue for 2001 and 2000, respectively, and our decision to cease operations in Venezuela during 2001, which contributed $0.9 and $1.1 million in revenue for 2001 and 2000, respectively. The revenue losses from the Chispa and Venezuela operations are projected to be offset by revenue growth in 2002 from our Mexican operations, which grew by 30.2% between 2000 and 2001. Additionally, if we sell our Central American assets as discussed above, our revenues would be affected further. Our revenues in Central America, as adjusted for the sale of a portion of our El Salvador operations, were $14.3 and $8.9 million for 2001 and 2000, respectively.

Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $27.4 million in 2001, an increase of $6.0 million over 2000. The increase relates primarily to an increase in our customer base, primarily in Mexico. Of total variable cost of services for 2001, $16.6 million related to our Intervan operations in Mexico.

Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $19.1 million in 2001, an increase of $1.2 million, from 2000, due primarily to employee hirings subsequent to June 2000 and the inclusion of Guatemala employees for a full twelve months in 2001. We maintained a total of 393 employees at December 31, 2001, which compares with 648 employees at December 31, 2000, adjusted for the 123 employees associated with the El Salvador operations sold in June 2001. This significant decrease in employee headcount reflects the 255 employees we terminated in connection with our business restructuring discussed below.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $9.3 million in 2001, a significant decrease of $5.6 million compared to 2000. The decrease in SG&A expenses reflects the impact of management's cost reduction program implemented during 2001. The decrease in SG&A reflects:

          o Travel, advertising and promotion costs decreased $1.9 million to a total of $2.5 million in 2001, compared to $4.4 million in 2000.

          o Consulting and legal fees decreased $2.3 million to a total of $1.6 million in 2001, compared to $3.9 million in 2000.

          o Other operating expenses decreased $1.4 million in 2001 to a total of $5.2 million, compared to $6.6 million in 2000.

Stock Compensation Expense. We incurred non-cash stock compensation expense in 2001 of $54,505 compared to
$248,293 in 2000.

Depreciation and Amortization. Our depreciation and amortization expense totaled $14.1 million in 2001 and 2000.

Business Restructuring Charges and Asset Impairments. In connection with a restructuring plan to exit certain non-strategic market regions and to streamline our cost structure in both foreign and corporate operations, we recorded a pre-tax charge of $21.9 million for the year ended December 31, 2001, which includes restructuring costs of $5.8 million and asset write-downs of $16.1 million. These costs include $14.4 million of restructuring costs recorded for the year ended December 31, 2001 to reflect our approval to cease operations in Venezuela.

For the year ended December 31, 2001, restructuring costs primarily relate to involuntary employee separations of $3.7 million for approximately 255 employees and facility reduction costs of $2.1 million. The employee separation costs primarily impacted our corporate operations and Venezuela, but also impacted all of our geographic locations, with the majority pertaining to management employees. As of December 31, 2001, almost all of the 255 employee separations were completed.

For the year-ended December 31, 2001, asset write-downs reflect the write-down of certain long-lived intangible assets, VAT tax receivable and tangible fixed assets that became impaired as a result of our decision to limit or reduce or exit certain operations in non-strategic market regions and reduce operations in Venezuela. Impairment losses were determined based on the write-down of fixed assets, goodwill and other acquired intangibles to their fair value, which was estimated by the expected future cash flows.

Interest Income and Interest Expense. Our interest income was $0.5 million in 2001 versus $1.0 million in 2000. The 2000 interest income was higher due to a higher average cash investment balance during 2000. Interest expense for 2001 of $6.4 million increased $2.7 million over 2000. The significant increase in interest expense is primarily associated with the $3.0 million in accelerated interest amortization for the Venezuela and the non-Mexico debt issue cost components directly associated with their note components of the Alcatel equipment financing facility. Also contributing to this increase, were the Guatemala acquisition debt and Alcatel debt being outstanding during all twelve months of 2001. The significant increase in 2001 interest expense was offset by $2.1 million in interest capitalization that was recorded to our networks in Mexico. The average interest rate recorded on our indebtedness outstanding as of 2001 and 2000 was approximately 11%. All of our debt, with the exception of the Alcatel debt, is based on fixed interest rates. Our Alcatel debt requires quarterly interest payments at LIBOR plus 4.5%.

Provision for Income Taxes. We recorded a provision for income taxes of $0.04 million in 2001, compared to $0.03 million for 2000.

Net Loss. We incurred a net loss attributable to common shareholders of $66 million in 2001, an increase of $32.7 million, compared to 2000. The principal reasons for the increase were:

          o    $21.9  million  in  business   restructuring  charges  and  asset
               impairments.

          o $10.4 million in non-cash remeasurement of options and warrants charge as a result of the induced conversion of preferred stock on September 11, 2001 and the subsequent modifications of common stock awards to two accredited investors.

          o $1.2 million increase in salary and benefits expense attributable to the growth in employee headcount subsequent to June 2000 to support our operations and the inclusion of the Guatemala employees for the full twelve months in 2001. Since March 31, 2001, salary and benefit costs have significantly decreased in connection with the restructuring plan implemented during 2001.

          o $1.5 million in arbitration settlement from the FondElec Group arbitration settlement.

          o $2.7 million increase in interest expense due to the accelerated interest amortization on certain components of the Alcatel equipment financing facility combined with a higher average debt balance during 2001.

          o $7 million increase in minority interest income of which $5 million directly relates to the sale of our interest in Chispa.

          o The above increases were offset by the $8 million pre-tax gain on the Chispa asset sale, a $5.6 million decrease in SG&A expenses due to the concerted effort by management to reduce such expenses, and a $0.2 million decrease in non-cash stock compensation expense.

 2000 Compared to 1999

Revenues. Our revenues for 2000 totaled $35 million, compared to $9.1 million for 1999, representing a $25.9 million increase in revenues. The following table shows our revenues by region for 2000 and 1999:

         TOTAL REVENUES                            2000                  1999
         (in thousands)
         Mexico (Intervan)                       $ 16,529              $    172
         Venezuela (Inter@net)                      1,132                 1,156
         Central America                           17,366                 7,772
                                                 --------              --------
              Consolidated total                 $ 35,027              $  9,100
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

As of December 31, 2001, we had the following cash obligations and commitments to make future payments under contracts and contingent commitments as follows:



                                                                Less than       1 -3       4 -5    After 5
      Contractual Obligations                          Total       1 Year      Years      Years      Years
      -----------------------                          -----       ------      -----      -----      -----
      Long-Term Debt                                   $33.6        $13.8       $4.9       $6.1       $8.8
      Operating Leases                                  $4.9         $2.0       $2.7       $0.2       $0.0
      Unconditional Purchase Obligations                $0.7         $0.7       $0.0       $0.0       $0.0
                                                        ----         ----       ----       ----       ----
      Total Contractual Cash Obligations               $39.2        $16.5       $7.6       $6.3       $8.8
                                                       =====        =====       ====       ====       ====

As of the date of this report, we are not in compliance with the operating and payment covenants of the equipment purchasing provision of the Alcatel agreements. We are negotiating a waiver of those payment provisions with Alcatel, but we have not yet received (and there can be no assurance that we will obtain) Alcatel's agreement to the waiver, or that Alcatel will agree to modify the payment provisions in a manner which we believe is acceptable. As a result, Alcatel has the right to accelerate the maturity of the amounts we have drawn under the facility and pursue its remedies for default.

In March 2002, we requested and Alcatel agreed to reduce the amounts available under the Alcatel facility from $175.0 million to $9.1 million. This reduction will decrease the amount of quarterly commitment fees we pay to Alcatel.

As of the date of this report, we have not paid a $3.7 million principal payment on a note payable due on April 5, 2001 relating to our Guatemala acquisition due to purchase price adjustment and indemnification claims we made in 2001 and in our January 2002 demand for arbitration against the holders of that note. We allege in our arbitration filing that the representations and warranties made by certain sellers about the assets we bought were inaccurate, that the sellers fraudulently induced us into buying the assets and that we are entitled to indemnification for the sellers' misrepresentations. We believe our claims are greater than the amount due on April 5, 2001. However, we may be required to pay some or all of this amount and future amounts due if we are unsuccessful in the arbitration proceeding.

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

During 2001, our operating activities used $32.3 million, compared with $15.7 million during the same period in 2000. The increase was primarily related to expenses and asset impairments related to our 2001 restructuring and payments on our accounts payable and accrued liabilities. Our investing activities used $0.3 million in 2001 compared with using $36.3 million during the same period in 2000. The decrease was primarily attributable to the proceeds from the sale of our cable television and residential data assets in El Salvador and the decrease in purchases of property and equipment. Financing activities, principally the issuance of Series D Preferred Stock in February 2001 and issuance of common stock in September 2001 offset by the payments on notes payable, provided $32.6 million in 2001.

As of December 31, 2001, we had current assets of $14.9 million, compared to $32.9 million of current liabilities.

The cash flow generated by our foreign operations will not be sufficient to cover our planned operational growth in the next fiscal year. Our ability to execute our business plan and continue as a going concern will depend on our ability to obtain additional sources of funds to finance our business plan. There can be no assurance that we will be able to obtain funding on terms acceptable to us, or at all.

We intend to make capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2002 from a combination of the following:

          o The draw down of amounts available from the April 2002 facility with Internexus.

          o The sale of equity securities and of selected operations and assets

          o    Extending or modifying repayment terms on seller notes

          o    Senior secured lending

          o    Reductions in capital expenditures

          o    Control of operating expense growth

Management believes the April 2002 revolving loan commitment from Internexus will provide us with sufficient operating capital to fund our operations only through June 2002, at which point we will either be required to obtain additional debt and/or equity financing from third parties, sell selected assets, significantly reduce the scope of our business plan or take a combination of those actions. Under the terms of the April 2002 loan commitment, we agreed to retain an investment advisor to assist us in the sale of all or a portion of our assets or business or obtain additional financing to continue our operations.

We spent $20 million, $32.6 million and $13.1 million during 2001, 2000 and 1999, respectively, for capital expenditures. We anticipate that we will require a minimum of $5.0 million during 2002 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require additional amounts in periods after 2002.

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

Critical Accounting Policies

Our critical accounting policies are those which we believe require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Property and Equipment

Our telecommunications equipment and network represent 52% of our total assets. We have several accounting policies dealing with our plant and equipment that significantly impact our operations. Recording depreciation expense requires us to estimate the average useful lives of each of our systems components. We account for network improvement costs, including salary of employees dedicated to the network construction and improvement, by capitalizing those costs which we believe will add value to our networks and depreciate those improvements over their estimated useful lives.

We determine the average useful lives of our telecommunication equipment and network based primarily on our estimates of the average useful lives of the major components, such as transmission and switching equipment, operating systems, cables and underground construction. In addition, we consider, among other things, the impact of anticipated technological changes.

Given the complex nature of our telecommunications equipment and network, the above described accounting estimates require considerable judgment and are inherently uncertain. If we materially changed our assumptions of useful lives and salvage values, our depreciation expense, and net book value of our telecommunications equipment and network could be materially different.

We believe that the estimates we made for network accounting purposes are reasonable, our methods are consistently applied and the resulting depreciation expense is based on a rational and systematic method to equitably allocate the costs of our networks to the periods during which services are obtained from their use.

Asset Impairment

Our review of our long-lived assets, principally goodwill and other intangibles, which accounts for 27% of our total assets, requires us to initially estimate the undiscounted future cash flow of our business segments, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset. During the years ended December 31, 2001 and December 31, 1999, we recorded impairment charges of $16,058,681 and $5,380,101, respectively.

The determination of fair value includes numerous uncertainties. Significant judgments are made concerning future operating cash flows by segment. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Revenue

We recognize revenue when the services are provided to customers in accordance with contract terms, which range from six months to five years. We also lease equipment to customers, which is recognized ratably over the lease term. We also need to estimate the amount of revenues that will not be collected and record an appropriate allowance for uncollectible accounts. Recording this allowance requires us to make assumptions using historical results, current trends, and the credit risk of customers, among other factors.

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill that is no longer subject to amortization is $11,128,342 as of December 31, 2001. We recorded $1,000,626 of goodwill amortization expense during the year ended December 31, 2001. We have not completed an analysis of the impact upon adoption of the impairment test of goodwill. The impairment analysis will be completed by June 30, 2002 as required by SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the year ending December 31, 2002. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates. Our market risks arise from our operations, not from any trading activities in derivatives. We seek to minimize these risks through our regular operating and financing activities.

Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, where we conduct business with more than one currency. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges which are expected to exist within our operations. Management continues to monitor foreign currency risk to determine if any actions would be warranted to reduce such risk. Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to translation risk.

Exposure to Interest Rates. All of our debt, with the exception of the Alcatel debt is based on fixed interest rates. Our Alcatel debt requires quarterly interest payments at LIBOR plus 4.5% with quarterly principal payments beginning in September 2002 with the final payment maturing in January 2007.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Paragraph 16(a) of the Securities Exchange Act of 1934, or the "Exchange Act", requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities, which we refer to collectively as "Reporting Persons", to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements. We received copies of two late-filed Form 3s, dated March 9, 2001, and two timely-filed Form 4s, also dated March 9, 2001, for TCW/CCI Holding II LLC and its affiliates (including Mario L. Baeza, one of our directors) relating to the closing of the purchase and sale of our Series D Convertible Preferred Stock in February 2001. We have not received copies of filings on Forms 3, 4 or 5 from any other Reporting Person for the year ended December 31, 2001.

                               REPORTS ON FORM 8-K

We have filed the following reports on Form 8-K during the period covered by this report:

          o An 8-K, filed March 8, 2001, relating to (i) the February Financing, (ii) two recently acquired concessions (in Mexico and Venezuela) and (iii) a debt financing that we closed in December 2000.

          o An 8-K, filed July 3, 2001, relating to the sale of our interest in a portion of our El Salvador operations and the refinancing of a loan we previously made to our El Salvadoran operation, as well as the appointment of two new directors.

          o An 8-K, filed August 7, 2001, relating to a $1.75 million bridge loan and our conversion (into a 10-year, monthly amortized loan) of certain amounts we incurred in 1995 under a loan commitment agreement with a third party.

          o An 8-K, filed October 9, 2001, relating to the September Financing and the sale of a portion of our non-Mexican operations in conjunction with our effort to focus our continuing business operations on Mexico.

PART F/S

The  following  financial   information  is  provided  in  accordance  with  the
requirements of Item 310 of Regulation S-B.

INDEX TO FINANCIAL STATEMENTS

          Item                                                             Page
          ----                                                             ----
          Independent Auditors' Report                                      50
          Consolidated Balance Sheets                                       51
          Consolidated Statements of Operations                             52
          Consolidated Statements of Cash Flows                             53
          Consolidated Statements of Stockholders' Equity                   54
          Notes to Consolidated Financial Statements                        55

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Convergence Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Convergence Communications, Inc. and subsidiaries, (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended in the period December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Exhibit 99. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended in the period December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's negative working capital and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
April 15, 2002


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------

                                                                                December 31,         December 31,
                                                                                    2001                2000
                                                                               ----------------    ---------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 4,238,166        $ 4,193,170
    Accounts receivable - net                                                        7,585,725          5,244,893
    Inventory - net                                                                     41,111            910,204
    Value added tax receivable                                                       1,176,461          4,048,900
    Prepaid expenses and other                                                       1,861,570          1,733,820
                                                                               ----------------    ---------------
                 Total current assets                                               14,903,033         16,130,987
PROPERTY AND EQUIPMENT - net                                                        54,939,546         56,652,546
INTANGIBLE ASSETS - net                                                             28,700,844         46,513,030
OTHER ASSETS
    Debt issue costs                                                                 1,737,733          5,550,687
    Equipment lease receivables                                                      1,508,586            395,618
    Other                                                                            1,370,883          1,475,034
                                                                               ----------------    ---------------
                 Total other assets                                                  4,617,202          7,421,339
                                                                               ----------------    ---------------
TOTAL ASSETS                                                                     $ 103,160,625      $ 126,717,902
                                                                               ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term debt (payable to related party)                                             $ -        $ 3,000,000
    Notes payable - current portion                                                 13,707,928         22,298,447
    Current portion of long-term debt (payable to related party)                        99,029          1,436,519
    Accounts payable and accrued liabilities                                        19,172,978         21,944,835
                                                                               ----------------    ---------------
                 Total current liabilities                                          32,979,935         48,679,801
LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                               11,528,701         12,274,717
    Long-term debt (payable to related parties)                                      8,288,118          4,769,497
    Accrued restructuring costs                                                        748,504                  -
    Accrued long-term interest                                                         210,000                  -
    Other long-term liabilities                                                        703,397            392,239
                                                                               ----------------    ---------------
                 Total long-term liabilities                                        21,478,720         17,436,453
MINORITY INTEREST IN SUBSIDIARIES                                                            -          2,012,603
                                                                               ----------------    ---------------
                 Total liabilities                                                  54,458,655         68,128,857
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
STOCKHOLDERS' EQUITY:
    Series "C" Preferred stock; $0.001 par value; 14,250,000 shares authorized:
       0 and 13,620,472 shares outstanding in 2001 and 2000, respectively.                   -             13,620
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       60,061,284 and 11,921,094 shares outstanding in 2001 and 2000,
       respectively                                                                     60,634             11,921
    Additional paid-in capital                                                     184,136,712        127,897,441
    Accumulated deficit                                                           (135,074,437)       (69,089,076)
    Accumulated other comprehensive income (loss)                                      897,130           (244,861)
    Treasury stock, 572,468 common shares in 2001 at cost                           (1,318,069)                 -
                                                                               ----------------    ---------------
                 Total stockholders' equity                                         48,701,970         58,589,045
                                                                               ----------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 103,160,625      $ 126,717,902
                                                                               ================    ===============


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS  ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------

                                                                  Year Ended        Year Ended       Year Ended
                                                                 December 31,      December 31,     December 31,
                                                                     2001              2000             1999
                                                                ---------------   ---------------  ---------------

NET REVENUES FROM SERVICES                                        $ 40,170,949      $ 35,027,458      $ 9,099,054
                                                                ---------------   ---------------  ---------------
COSTS AND EXPENSES:
    Variable cost of services                                       27,376,072        21,400,503        3,202,017
    Salaries, wages and benefits                                    19,077,085        17,872,673        5,768,580
    Selling, general and administrative                              9,306,606        14,938,511        7,114,111
    Depreciation and amortization                                   14,063,613        14,160,812        5,308,489
    Stock option compensation expense                                   54,505           248,293        1,251,349
    Business restructuring charges and asset impairments            21,869,264                 -        5,680,101
                                                                ---------------   ---------------  ---------------
                Total costs and expenses                            91,747,145        68,620,792       28,324,647
GAIN ON ASSET SALE                                                  (8,001,337)                -                -
                                                                ---------------   ---------------  ---------------

OPERATING LOSS                                                     (43,574,859)      (33,593,334)     (19,225,593)
OTHER INCOME (EXPENSE):
    Interest income                                                    445,293           966,170          427,953
    Interest expense                                                (6,401,587)       (3,693,887)      (3,702,770)
    Arbitration settlement                                          (1,505,882)                -                -
    Other                                                             (195,429)                -                -
    Net gain (loss) on foreign exchange                               (789,286)         (102,013)          27,491
                                                                ---------------   ---------------  ---------------
                Total other income (expense)                        (8,446,891)       (2,829,730)      (3,247,326)
                                                                ---------------   ---------------  ---------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                     (52,021,750)      (36,423,064)     (22,472,919)
PROVISION FOR INCOME TAXES                                             (40,843)          (30,786)         (50,183)
                                                                ---------------   ---------------  ---------------
LOSS BEFORE MINORITY INTEREST                                      (52,062,593)      (36,453,850)     (22,523,102)
MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES                  (3,536,304)        3,480,790        2,245,623
                                                                ---------------   ---------------  ---------------
NET LOSS                                                           (55,598,897)      (32,973,060)     (20,277,479)
NON-CASH REMEASUREMENT OF WARRANTS / OPTIONS                       (10,386,464)         (352,000)               -
                                                                                                   ---------------
                                                                ---------------   ---------------  ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $ (65,985,361)    $ (33,325,060)   $ (20,277,479)
                                                                ===============   ===============  ===============
NET INCOME PER SHARE OF COMMON STOCK:
       Net loss per basic and diluted common share                     $ (1.79)          $ (1.44)         $ (1.48)
                                                                ===============   ===============  ===============
Weighted-average number of common shares:
    Basic and diluted                                               36,834,387        23,149,752       13,660,881
                                                                ===============   ===============  ===============


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------

                                                                 Year Ended      Year Ended    Year Ended
                                                                December 31,    December 31,  December 31,
                                                                   2001           2000            1999
                                                               -------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(55,598,897)  $(32,973,060)    $(20,277,479)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                           14,063,613     14,160,812       5,308,489
         Asset impairment                                        16,058,681              -       5,680,101
         Gain on asset sale                                      (8,001,337)             -               -
         Provision for bad debts                                  1,074,024      1,387,255         363,005
         Minority interest in income (loss) of subsidiaries       3,536,304     (3,480,790)     (2,245,623)
         Stock-based compensation expense                            54,505        248,293       1,251,349
         Amortization of discount on notes payable                1,062,726      2,136,826         682,440
         Issuance of warrants on debt                                12,929         13,251         162,191
         Change in assets and liabilities, net of effects
           of acquisitions:
           Accounts receivable                                   (3,814,850)    (3,000,749)       (573,033)
           Due from affiliates                                            -              -       5,000,000
           Inventory                                                (47,743)      (648,027)        (81,376)
           Prepaid expenses and other                               679,804     (4,906,316)       (687,897)
           Equipment lease receivables                           (1,112,968)      (395,618)
           Other assets                                           1,944,939       (449,342)       (561,485)
           Accounts payable and accrued liabilities              (3,801,828)    12,044,039       1,111,373
           Accrued restructuring costs                              748,504              -               -
           Accrued long-term interest                               210,000
           Other long-term liabilities                              594,019        206,553          50,595
                                                               -------------   ------------   -------------
                Net cash used in operating activities           (32,337,575)   (15,656,873)     (4,817,350)
                                                               -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in Metrotelecom acquisition, net                            -     (3,417,851)              -
    Cash paid in GBNet acquisition, net                                   -              -      (4,000,000)
    Cash paid in Intervan acquisition, net                                -              -     (13,979,747)
    Purchases of wireless licenses and related expenses                   -       (275,000)       (512,944)
    Purchases of property and equipment                         (20,059,594)   (32,580,126)    (13,087,570)
    Proceeds from asset sale                                     19,750,000              -               -
                                                               -------------   ------------   -------------
                Net cash used in investing activities              (309,594)   (36,272,977)    (31,580,261)
                                                               -------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of Series "C" Preferred Stock              -     27,374,162      53,578,039
    Net proceeds from issuance of Series "D" Preferred Stock     22,869,461              -               -
    Net proceeds from issuance of common stock                   18,178,410              -               -
    Net proceeds from exercise of employee stock options              2,257            241               -
    Net proceeds from exercise of shareholder warrants               71,700              -               -
    Proceeds from related party borrowings                        5,980,000              -               -
    Proceeds from short-term debt                                         -      6,500,000      11,935,422
    Payments on related party borrowings                         (5,038,485)    (4,007,547)    (15,581,076)
    Payments for debt issuance costs                                      -     (5,550,687)              -
    Proceeds from notes payable                                     565,489      7,587,664       4,335,000
    Payments on notes payable                                   (10,037,250)    (1,849,263)       (383,334)
    Purchase of minority interest                                         -       (175,000)              -
    Increase in minority interest from issuance of subsidiary common stock-              -       5,725,000
    Repurchases of treasury stock prior to retirement                     -              -      (1,215,860)
                                                               -------------   ------------   -------------
                Net cash provided by financing activities        32,591,582     29,879,570      58,393,191
                                                               -------------   ------------   -------------

EFFECT OF EXCHANGE RATES ON CASH                                    100,583        (59,846)         (7,565)
                                                               -------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 44,996    (22,110,126)     21,988,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    4,193,170     26,303,296       4,315,281
                                                               -------------   ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 4,238,166    $ 4,193,170    $ 26,303,296
                                                               =============   ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                      $ 1,650,729      $ 896,476     $ 1,621,896
                                                               =============   ============   =============
    Cash paid during the year for income taxes (including prepaid) $ 63,528      $ 126,732       $ 113,418
                                                               =============   ============   =============

See Note 17 to the consolidated financial statements for other non-cash financing and investing activities.

See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                                        Preferred Stock
                                                ----------------------------------------------------
                                                 Series "B"        Series "C"           Series "D"             Common Stock
                                                ----------------------------------  ---------------------   -----------------
                                   Total        Shares  Amount   Shares   Amount     Shares     Amount     Shares       Amount
                                    ---------   ------  -----  --------- -------     -------  ---------   -------    ---------

BALANCE, JANAURY 1, 1999         $ 10,684,526  101,374  $ 101          -       -           -      $ -   11,738,277    $ 11,738
Comprehensive loss:
   Net loss for the year ended
     December 31, 1999            (20,277,479)
   Other comprehensive loss consisting of
     foreign currency translation
     adjustment                        (9,497)
                                    ---------  ------- ------  --------- -------     --------  -------   ---------   ---------

     Total comprehensive loss     (20,286,976)       -      -          -       -           -        -            -          -

Issuance of Series "C" Preferred S
Stock, net                         67,794,198                  9,728,909 $ 9,729
Issuance of warrants                  750,677
Repurchases and retirements of com
common stock                       (1,215,860)                                             -        -     (152,788)       (153)
Forgiveness of related party
liability                             235,175
Issuance of warrants on debt          162,191
Issuance of options for common
   shares below fair value          1,251,349
                                    ---------  ------- ------  --------- -------     -------  -------    ---------   ---------
BALANCE, DECEMBER 31, 1999         59,375,280  101,374    101  9,728,909   9,729           -        -   11,585,489      11,585
Comprehensive loss:
   Net loss for year ended
    December 31, 2000             (32,973,060)
   Other comprehensive loss
     consisting of foreign
      currency translation
      adjustment                     (214,849)
                                    ---------  ------- ------  --------- -------     -------  -------    ---------   ---------

     Total comprehensive loss     (33,187,909)       -      -          -       -           -        -            -           -
Acquisition of Metrotelecom stock
   for CCI common shares            1,000,000                                                              121,212         121
Acquisition and retirement of
  stock from former officer                 -  (71,853)   (72)                                            (328,510)       (328)
Conversion of Series B to common shares     -  (29,521)   (29)                                             125,237         125
Non-cash remeasurement of options           -
Exercise of shareholder stock
 options                           27,374,162                  3,891,563   3,891
Exercise of employee stock
 options                                  241                                                               11,000          11
Issuance of common shares for
minority interest                   3,765,727                                                              406,666         407
Issuance of warrants on debt           13,251
Issuance of options for common
   shares below fair value            248,293
                                    ---------- ------- ------  ---------  ---------   ------ --------      -------   ---------
BALANCE, DECEMBER 31, 2000         58,589,045        -      - 13,620,472  13,620           -        -   11,921,094      11,921
Comprehensive income (loss):
   Net loss for year ended
    December 31, 2001            (55,598,897)
   Other comprehensive income (loss)
    consisting of foreign
    currency translation
    adjustment                      1,141,991
                                    ---------  ------- ------  --------- -------    --------  -------    ---------   ---------
     Total comprehensive income
      (loss)                     (54,456,906)        -      -          -       -           -        -            -           -
Issuance of Series D shares        22,869,461                                      2,643,636  $ 2,644
Acquisition of treasury stock      (1,318,069)                                                            (572,468)
Issuance of warrants on debt           12,929
Stock-based compensation expense       54,505
Non-cash remeasurement of preferred
  stock-warrants                            -
Exercise of employee stock options      2,257                                                              103,177         103
Exercise of warrants to preferred
 stock                                 64,243                  3,973,758   3,974   2,450,523    2,450
Modification of common stock warrants       -
Modification of common stock warrants    -
Exercise of common stock warrants       7,457                                                              745,650         746
Issuance of common stock for
  equipment                         2,880,556                                                            1,646,032       1,646
Conversion of Series C stock
 into common stock                          -                (17,594,230 (17,594)                       17,594,230      17,594
Conversion of Series D stock
 into common stock                          -                                     (5,094,159)  (5,094)   5,094,159       5,094
Conversion of promissory note to
  common stock                      1,818,082                                                            2,138,920       2,139
Issuance of common stock           18,178,410                                                           21,390,490      21,391
                                    ---------  ------- ------  --------- -------    --------  -------    ---------   ---------
BALANCE, DECEMBER 31, 2001       $ 48,701,970        -    $ -          -     $ -           -      $ -   60,061,284    $ 60,634
                                    =========  ======= ======  ========= =======    ========  =======    =========   =========

See notes to consolidated financial statements.

                            (CONTINUED ON NEXT PAGE)


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Continued From Previous Page)

                                                                                Accumulated
                                                   Additional                      Other         Treasury Stock
                                                    Paid-in      Accumulated    Comprehensive    ----------------
                                                    Capital         Deficit     Income (Loss)    Shares   Amount
                                                  -----------     ----------   ---------------    ------  -------



BALANCE, JANAURY 1, 1999                         $ 26,179,739 $ (15,486,537) $    ( 20,515)
Comprehensive loss:
   Net loss for the year ended
     December 31, 1999                                          (20,277,479)
   Other comprehensive loss consisting of
     foreign currency translation
     adjustment                                                                     (9,497)
                                                   ----------    ----------       ---------      ------   --------

     Total comprehensive loss                               -   (20,277,479)        (9,497)

Issuance of Series "C" Preferred
Stock, net                                         67,784,469
Issuance of warrants                                  750,677
Repurchases and retirements of
common stock                                       (1,215,707)
Forgiveness of related party
liability                                             235,175
Issuance of warrants on debt                          162,191
Issuance of options for common
   shares below fair value                          1,251,349
                                                   ----------    ----------       ---------      ------   --------
BALANCE, DECEMBER 31, 1999                         95,147,893   (35,764,016)       (30,012)
Comprehensive loss:
   Net loss for year ended
    December 31, 2000                                           (32,973,060)
   Other comprehensive loss
     consisting of foreign
      currency translation
      adjustment                                                                  (214,849)
                                                   ----------    ----------       ---------      ------  ---------

     Total comprehensive loss                               -   (32,973,060)      (214,849)
Acquisition of Metrotelecom stock
   for CCI common shares                              999,879
Acquisition and retirement of
  stock from former officer                               400
Conversion of Series B to common shares                   (96)
Non-cash remeasurement of options                     352,000      (352,000)
Exercise of shareholder stock
 options                                           27,370,271
Exercise of employee stock
 options                                                  230
Issuance of common shares for
minority interest                                   3,765,320
Issuance of warrants on debt                           13,251
Issuance of options for common
   shares below fair value                            248,293
                                                    ---------                    ----------      ------      -------
BALANCE, DECEMBER 31, 2000                        127,897,441   (69,089,076)      (244,861)
Comprehensive income (loss):
   Net loss for year ended
    December 31, 2001                                           (55,598,897)
   Other comprehensive income (loss)
    consisting of foreign
    currency translation
    adjustment                                                                   1,141,991
                                                   ----------    ----------      ----------      ------     ---------
     Total comprehensive income
      (loss)                                                -   (55,598,897)     1,141,991
Issuance of Series D shares                        22,866,817
Acquisition of treasury stock                                                                   572,468  $ (1,318,069)
Issuance of warrants on debt                           12,929
Stock-based compensation expense                       54,505
Non-cash remeasurement of preferred
  stock-warrants                                    5,396,396    (5,396,396)
Exercise of employee stock options                      2,154
Exercise of warrants to preferred
 stock                                                 57,819
Modification of common stock warrants                 626,346      (626,346)
Modification of common stock warrants               4,363,722    (4,363,722)
Exercise of common stock warrants                       6,711
Issuance of common stock for
  equipment                                         2,878,910
Conversion of Series C stock
 into common stock
Conversion of Series D stock
 into common stock
Conversion of promissory note to
  common stock                                      1,815,943
Issuance of common stock                           18,157,019
                                                   ----------    ----------       ---------      ------   -----------
BALANCE, DECEMBER 31, 2001                       $184,136,712$  (135,074,437)      $897,130     572,468  $ (1,318,069)
                                                   ==========    ==========       =========      ======   ===========
See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         Business Description - Convergence Communications, Inc. and subsidiaries (the "Company"), is a leading facilities-based provider of broadband services operating in recently deregulated high-growth markets, principally Mexico. The Company offers enterprise customers end-to-end communications solutions, including managed corporate data network services, high-speed data connections, high-speed and dial-up Internet access, voice, video, e-commerce-enabling services and other value-added communications services.

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

         The Company has built high capacity networks and leased additional capacity from third party providers in the countries in which it operates and is primarily focused on data-internet services, the fastest growing segments of the communications market. This strategy initially increased the Company's level of capital expenditures and operating losses and required it to make a substantial portion of the Company's capital investments before the Company realized any revenue from those expenditures.

         These capital expenditures, together with the associated initial operating expenses, have resulting and will continue to result in negative cash flows until the Company is able to establish an adequate customer base, even if individual markets of the Company become profitable. Now that the Company has completed the initial planned build-out of its networks, the Company's capital expenditures will become more elastic with respect to revenue growth. The Company believes that this long-term strategy will enhance its financial performance by increasing the capacity of, and traffic flow over, its networks.

         As described in more detail in Note 3 below, the Company recorded a pre-tax charge of $21,869,264 for the year ended December 31, 2001 in connection with a restructuring plan.

         At December 31, 2001, the Company's current liabilities exceeded current assets by $18,076,902. In addition, as of December 31, 2001, the Company was out of compliance with the operating covenants of the Alcatel equipment financing facility and has not received a waiver of such noncompliance from the lender. As a result, Alcatel has the right to accelerate the maturity of the outstanding debt and the Company is unable to draw upon its facility until such covenants are met. The outstanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability.

         The Company intends to meet its operational and capital expenditure requirements during 2002 from a combination of:

o        Draw downs on amounts available from the April 2002 Facility (Note 18)
o        Additional private equity transactions
o        Negotiate extensions of repayment terms on seller notes
o        Proceeds from its September 2001 equity financing of $20,000,000
        (Note 13)
o        Reductions in capital expenditures
o        Optimize and control operating expense growth
o        Sales of selected businesses

         In April 2002, the Company agreed to retain an investment advisor to assist it in obtaining additional debt and/or equity financing from third parties and sell selected assets (see Note 18).

         Management intends to work with Alcatel to renegotiate the operating covenants under the Alcatel financing facility, which, if successful, might allow the Company to extend repayment terms. The Company has no assurance that it will be able to obtain additional equity and debt financing, to renegotiate operating covenants or draw upon the Alcatel facility, or to optimize, control or reduce operating and capital expenditures in amounts sufficient for the Company to continue as a going concern.

         Principles of Consolidation - The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly and majority-owned subsidiaries and its 49% voting interest in
         International Van, S. A. de C.V. ("Intervan") (Note 13). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         Accounts   Receivable  -  The  allowance  for  doubtful   accounts  was
         $1,879,316 and $1,225,627 at December 31, 2001 and 2000, respectively.

         Inventory - Inventory of subscriber installation materials and subscriber converter boxes are stated at the lower of average cost or market. The inventory balance reflects an approximate inventory reserve of $3,000 and $215,000 for excess and obsolescence at December 31, 2001 and 2000, respectively.

         Property and Equipment - Property and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

                                                                   Life in years
                    Buildings and improvements                     10 - 20 years
                    Telecommunications equipment                    2 - 10 years
                    Furniture,  fixtures  and  office equipment     2 - 10 years
                    Telecommunications  network                    12 - 15 years

         Long-Lived Assets - The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized asset balance is warranted. The Company's policy is to measure long lived asset impairment by considering a number of factors including (i) current operating results of the applicable business; (ii) projected future operating results of the applicable business; (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business; and (iv) any other material factors that affect the continuity of the applicable business (see Note 3).

         Revenue Recognition - The Company provides telecommunication services to its customers pursuant to contracts that range from six months to five years. The customer generally pays an installation charge and a monthly fee based on the quantity and type of equipment installed. Installation revenue is recognized once the installation has been completed. Service fee revenue is recorded monthly as services are provided.

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

         Foreign Currency Translation - All of the Company's subsidiaries, except for GBNet Corporation ("GBNet"), operate using the local currency as the functional currency. GBNet uses the U.S. dollar as the functional currency. Accordingly, all assets and liabilities of these subsidiaries, except for GBNet are translated at current exchange rates at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustment has been recorded as a component of other comprehensive income (loss), a separate component of stockholders' equity.

         Net Loss Per Basic and Diluted Common Shares - Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000), and Series C and Series D preferred stock (which were converted to common stock in September 2001), and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At December 31, 2001, 2000 and 1999 all options and warrants were anti-dilutive due to the losses of the Company.

         Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt. The fair value of such financial instruments has been determined using available market information and interest rates as of December 31, 2001 and 2000. The recorded value of each financial instrument approximates its fair value as receivables and payables are near term and the interest rates on short and long-term debt approximate current market rates.

         Recently Issued Financial Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141
         establishes accounting and reporting standards for business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill that is no longer subject to amortization is $11,128,342 as of December 31, 2001. The Company recorded $1,000,626 of goodwill amortization expense during the year ended December 31, 2001. The Company has not completed an analysis of the impact upon adoption of the impairment test of goodwill. The impairment analysis will be completed by June 30, 2002 as required by SFAS No. 142.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS No. 143 is effective for the year ending December 31, 2003. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the year ending December 31, 2002. Management is currently evaluating the impact of this pronouncement on the consolidated financial statements.

         Reclassifications  - Certain  reclassifications  of previously reported
         2000  and  1999   amounts  have  been  made  to  conform  to  the  2001
         classifications.

3.       BUSINESS RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

         In connection with a restructuring plan to exit certain non-strategic market regions and to streamline the Company's cost structure in both foreign and corporate operations, the Company recorded a pre-tax charge of $21,869,264 for the year ended December 31, 2001, which includes restructuring costs of $5,810,583 and asset write-downs of $16,058,681. These costs include $14,400,982 of restructuring costs recorded for the year ended December 31, 2001 to reflect the Company's approval to cease operations in Venezuela.

         For the year ended December 31, 2001, restructuring costs relate to involuntary employee separations of $3,660,653 for approximately 255 employees and facility reduction costs of $2,149,930. The employee separation costs impact the Company's management employees in corporate operations and Venezuela, and also impact all geographic locations of the Company. As of December 31, 2001, almost all of the 255 employee separations were completed.

         For the year-ended December 31, 2001, asset write-downs reflect the write-down of certain long-lived intangible assets, VAT tax receivable and tangible fixed assets that became impaired as a result of management's decision to limit or reduce or exit certain operations in non-strategic market regions and reduce operations in Venezuela. Impairment losses were determined based on the write-down of fixed assets, goodwill and other acquired intangibles to their fair value.

         The following table displays the status of the restructuring reserve at December 31, 2001:




                                         Initial               Cash              Non-cash        12-31-01
        Type of Cost                     charge              charges             charges         Reserve
        ------------                     ------                                  -------         -------
        Restructuring costs:
        Employee separations             $3,660,653         $2,697,241                            $ 963,412
        Facility reductions               2,149,930            320,989                            1,828,941
                                     ---------------    ---------------                       --------------
        Total                             5,810,583          3,018,230                            2,792,353

        Asset impairments:
        Goodwill and other                3,823,508                            $3,823,508
            intangibles
        Fixed assets                     10,134,272                            10,134,272
        VAT receivable                    1,557,175                             1,557,175
        Other assets                        543,726                               543,726
                                     ---------------    ---------------    ---------------    --------------
        Total                           $21,869,264         $3,018,230        $16,058,681        $2,792,353
                                     ===============    ===============    ===============    ==============


         Consolidated revenues of the Venezuelan operations for the years ended December 31, 2001, 2000 and 1999 were $0.9 million, $1.1 million and $1.2 million, respectively.

         The Company formerly owned 78.14% of the stock of a Venezuelan corporation, which acted as the operating company for the local multi-point distribution service license held by another Venezuelan corporation ("Former Venezuelan Entities"). During the fourth quarter of fiscal 1999, the Company determined that the recorded assets, intangible assets and investments in the Former Venezuelan Entities totaling $5,680,000 as of December 31, 1999 were impaired. As a result, a recoverability and fair value assessment of the related assets in accordance with generally accepted accounting principles was completed by management, which concluded that the assets would not be recovered. Accordingly, management recorded an impairment of $5,680,000 for the year ended December 31, 1999.

         Effective July 5, 2000, the Company canceled certain Company common shares, previously issued as part of the purchase price of the Former Venezuelan Entities, in exchange for returning all outstanding shares of one of the Former Venezuelan Entities as settlement of litigation with one of the original sellers of the acquisition (See Note 15). This exchange of non-monetary assets was recorded through additional paid-in capital as an acquisition of treasury stock.

4.       ACQUISITIONS

         Metrotelecom Acquisition - On April 5, 2000, the Company purchased Grupo Metrotelecom, S.A. and its subsidiaries, Cybernet de Guatemala, S.A. and Cybercable de Centroamerica, S.A. (collectively "Metrotelecom"). The purchase price for Metrotelecom was $13,500,000 ($12,909,610 effective purchase price including the discount on the notes of $590,390). The Company paid $3,750,000 of the purchase price in cash at the closing and issued 121,212 common shares with a fair value of $1,000,000. The Company also issued four promissory notes totaling $8,750,000. The notes are due on the first through fourth anniversaries of the closing, and bear interest at the rate of 7% per annum. The notes were recorded at the present value of $8,159,610, which reflects a 10.75% estimated market rate of interest. The note due on the first anniversary is for $4,750,000, and each of the remaining three notes is for $1,333,333. The amount of the first note is subject to adjustment, depending on the cash balance and intercompany debt of the Metrotelecom companies as of the closing date. The payment terms and amounts due on a portion of these notes were restructured in October 2001 (see Note 10).

         The purchase price was allocated as follows:

            Current assets                                     $        979,331
            Property and equipment                                    1,302,475
            Other assets                                                 38,006
            Intangible assets (primarily subscriber rights)          12,749,333
            Liabilities assumed                                      (2,159,535)
                                                                  --------------
                                                                     12,909,610
                                                                  ==============

         Intervan Acquisition - On December 24, 1999, Convergence Communications, S.A. de C.V. ("CCI Mexico"), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Intervan. The total purchase price for Intervan was approximately $21,000,000 ($20,338,705 effective purchase price including the discount on the notes of $661,295), of which CCI Mexico paid $15,000,000 in cash at the closing. The balance of the purchase price was paid through CCI Mexico's delivery of two promissory notes, which are due on the first and second anniversaries of the closing. The first promissory note due of $4,500,000 was non-interest bearing and was repaid in February 2001. The promissory note due on December 24, 2001 was in the original face amount of $1,500,000 and bore interest during the second year at the rate of 8% per annum. The notes were recorded at the present value of $5,265,563, which reflects a 10.75% estimated market rate of interest. The payment terms of the $1,500,000 note was restructured in December 2001 (see Note 10).

         The purchase price was allocated as follows:

          Current assets                                      $      3,749,864
          Property and equipment                                     5,136,584
          Other assets                                                 851,128
          Intangible assets (primarily subscriber rights)           13,344,581
          Liabilities assumed                                       (2,743,452)
                                                                 --------------
                                                              $     20,338,705
                                                                 ==============

         GBNet Acquisition - On December 15, 1999, the Company completed the acquisition of all of the outstanding capital stock of GBNet from General Business Machines ("GBM") for a total purchase price of $13,000,000, of which the Company paid $4,000,000 in cash at the closing. The balance of the purchase price, or $9,000,000 (after discount of promissory notes at 10.75%, the imputed and estimated market interest rate), was paid through the delivery of four promissory notes, which are due on the first through fourth anniversaries of the closing. The first note, in the amount of $2,468,000 including interest was due on December 14, 2000. Fifty percent of the first note was repaid on December 14, 2000 and the remainder was repaid in February 2001 (Note 13). The Company's obligations to pay the deferred portions of the purchase price are secured by a pledge of the shares of GBNet, as well as its operating subsidiaries. A portion of those pledged shares will be released to the Company as it pays down the promissory notes. GBM will be entitled to retain at least 51% of the pledged shares until the Company pays all amounts due under the promissory notes. The payment terms of the December 14, 2001 through 2003 notes were restructured during the first quarter of 2002 (see Note 10).

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

         The purchase price was allocated as follows:

         Current assets                                       $        268,161
         Property and equipment                                      2,872,908
         Intangible assets (primarily subscriber rights)             9,858,931
                                                                 --------------
                                                              $     13,000,000
                                                                 ==============

         Pro Forma Effect of Acquisitions - The following pro forma information reflects the results of the Company's operations as if the Metrotelecom, Intervan and GBNet acquisitions had occurred as of January 1, 1999.



                                                      Years Ended December 31,
                                                     2000                 1999
                                               -----------------    -----------------
  Revenues                                  $        36,473,505  $        33,470,276
  Net loss attributable to common
      shareholders                          $       (34,176,943) $       (26,215,870)
  Net loss per common share and common
      share equivalent (basic and diluted)
                                            $             (1.47) $             (1.90)


         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of the periods presented, nor do they purport to represent results of future operations of the combined companies.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:


                                                                               2001                 2000
                                                                          ----------------     ---------------
                 Land                                                  $                -   $         586,400
                 Buildings and improvements                                     1,543,695             751,081
                 Telecommunications equipment and network                      38,508,158          35,932,359
                 Furniture, fixtures and office equipment                       4,514,320           5,084,015
                                                                          ----------------     ---------------
                                Total                                          44,566,173         42,353,855
                 Less - accumulated depreciation                               (9,343,580)         (7,949,614)
                                                                          ----------------     ---------------
                                Total                                          35,222,593          34,404,241
                 Telecom network construction in progress                      19,716,953          22,248,305
                                                                          ----------------     ---------------
                 Property and equipment, net                           $       54,939,546   $      56,652,546
                                                                          ================     ===============

         Interest  capitalized  as of  December  31,  2001,  2000  and  1999 was
         $2,248,894, $498,038, and none, respectively.


6.       INTANGIBLE ASSETS



         Intangible assets and respective amortization periods consisted of the following as of December 31:





                                                             2001                 2000              Amortization
                                                                                                       Period
                                                       -----------------    -----------------    -------------------
              License rights                       $            846,263  $         1,273,970           5 - 15
              Subscriber rights                              25,007,626           33,761,646             6
              Franchise rights                                2,300,000            6,411,528             11
              Goodwill                                       11,128,342           15,772,877             11
                                                       -----------------    -----------------
                                                             39,282,231           57,220,021
              Accumulated amortization                     (10,581,387)         (10,706,991)
                                                       -----------------    -----------------
                                                   $         28,700,844  $        46,513,030
                                                       =================    =================


7.


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following as of December 31:

                                                  2001                2000
                                           ---------------     ---------------
      Accounts payable                  $      12,352,565   $      11,165,503
      Accrued liabilities                       2,501,972           8,607,087
      Accrued interest                          1,409,196           1,148,497
      Accrued restructuring cost                2,043,849                   -
      Deferred revenue                            865,396           1,023,748
                                           ---------------     ---------------
          Total                         $      19,172,978   $      21,944,835
                                           ===============     ===============

8.       RELATED PARTY TRANSACTIONS

         Chispa Dos Inc. Disposition - Until June 2001, the Company owned approximately 33% of Chispa Dos Inc. ("Chispa"). The remaining interests were owned 28% by FondElec Essential Services Growth Fund, L.P. ("FondElec"), 33% by Telematica EDC, C.A. ("Telematica") and 6% by unrelated parties. Telematica and FondElec are also shareholders of the Company.

         On June 11, 2001, the Company sold the cable television and residential high-speed data operations operated by its subsidiary Chispa for $19,750,000 in cash and $2,000,000 in notes (the "El Salvador Sale"). The sale of these assets resulted in a gain of $8,001,327. The proceeds from the sale (net of costs) were used to repay Chispa bank debt of $3,050,528, repay an outstanding debt and accrued interest of $1,902,488 and $378,866 to FondElec and Telematica, respectively, and to repay $8,471,693 of the total $11,221,693 intercompany debt due to the Company. The remaining $2,750,000 in intercompany debt was refinanced (together with interest at 10% per annum) and was due on June 11, 2006. The Company repaid $6,000,000 to Alcatel from the proceeds received.

         The $2,750,000 refinanced amount was secured by FondElec's pledge of 591,398 shares of the Company's common stock and Chispa's pledge of a promissory note of $1,500,000 received in the El Salvador Sale. In April 2002, the Company cancelled this note in conjunction with a settlement agreement between the Company and FondElec (see Note 15).

         On June 21, 2001, the Company closed an Exchange Agreement with FondElec, which transferred the Company's 33% interest in Chispa in exchange for 572,468 shares of the Company's common stock. The stock received from FondElec was accounted for as an acquisition of treasury sock. Simultaneously, Telematica and FondElec closed an Exchange Agreement, which transferred Telematica's 33% interest in Chispa to FondElec in exchange for 572,468 shares of the Company's common stock. As a part of the Exchange Agreements, FondElec has agreed to certain amendments to the shareholders agreement that the Company and its principal shareholders executed in October 1999.

         Consolidated revenues of Chispa for the years ended December 31, 2001, 2000 and 1999 were $3,447,063, $8,505,539 and $7,561,207, respectively.

         FondElec Agreement - In August 1999, the Company entered into an advisory services agreement with FondElec Group, Inc., an affiliate of FondElec Essential Services Growth Fund, LP, a shareholder ("FondElec"). During 2000, the Company accrued $1,054,118 relating to certain consulting services provided to the Company, including fees related to the exercise of options for Series "C" Preferred Stock in July 2000 and the cash portions of the long-term credit facility provided by Telematica. The Company recorded $644,118 as equity transaction costs and $210,000 as debt issue costs.

         FondElec was also entitled to receive $50,000 per quarter for the services it provides the Company under the advisory agreement. The Company disputed the amounts due under this agreement, and, in April 2002, settled its disputes (see Note 15).

         Interest Expense Payable - The Company recorded interest expense payable to related parties of $0, $ 557,911 and $660,335 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.       INCOME TAXES

         The following table presents the principal reasons for the difference between the effective tax rate and the United State federal statutory income tax rate:


                                                           2001                 2000               1999
                                                      ---------------    -----------------    --------------
        Federal  income tax benefit at statutory
             rate of 34%                          $      (18,903,624)  $      (11,330,521)  $    (6,877,280)
        State and local income taxes                      (2,779,945)          (1,666,253)       (1,011,365)
        Foreign rate differential                          3,013,059            1,573,916           769,464
        Change in valuation allowance                     18,189,457           10,273,732         4,644,076
        Losses in certain  foreign  subsidiaries
             with
             no tax benefit                                  353,089              550,347         2,312,935
        Other                                                168,807              629,565           212,353
                                                      ----------------    -----------------    --------------
        Total                                     $           40,843  $            30,786  $         50,183
                                                      ================    =================    ==============


         The following table presents the U.S. and foreign components of the provision for income taxes:

                                                            2001                2000               1999
                                                    -----------------    ---------------     --------------
        Current:
             Federal                               $              --    $            --     $           --
             State                                                --                 --                 --
             Foreign                                          40,843             30,786             50,183
                                                              ------             ------             ------
                                                              40,843             30,786             50,183
        Deferred:
             Federal                                      (4,109,920)        (3,743,943)        (3,128,188)
             State                                          (604,400)          (549,370)          (460,027)
             Foreign                                     (18,120,774)        (1,219,268)        (1,055,861)
        Valuation Allowance                               22,835,094          5,512,581          4,644,076
                                                    -----------------    ---------------     --------------
        Total Provision                            $          40,843  $          30,786   $         50,183
                                                    =================    ===============     ==============


         As of December 31, 2001, the Company has net operating loss carryforwards of approximately $31,814,563. The net operating loss carryforwards will begin to expire in 2010. The Company also has foreign net operating loss carryforwards of approximately $45,986,222. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

         The long-term net deferred tax assets at December 31, 2001 and 2000 are fully reserved with a valuation allowance due to the uncertainty of realization and are comprised of the following:




                                                                      2001                    2000
                                                                 ------------------    -----------------

             Deferred Tax Assets:
             Net operating loss carryforwards
                   Federal                                   $         10,816,951    $         7,931,589
                   State                                                1,590,781              1,166,710
                   Foreign                                             15,177,907              7,882,181
             Basis in intangibles                                         239,985                498,524
             Related party accruals                                             -                144,118
             Stock options deferred                                     1,979,201              1,946,882
             Loss impairment deferred                                   7,485,043                      -
             Impairment of license rights                                       -                185,319
             Inventory reserve                                                  -                 21,134
             Provision for bad debts                                      476,242                333,464
             Accrued severance pay                                              -                 38,312
             Other                                                        836,456                322,687
                                                                ------------------      -----------------
                      Total deferred tax asset                         38,602,566             20,470,920
             Deferred Tax Liabilities:
              Basis in fixed assets                                       (43,009)              (100,820)
             Valuation allowance                                      (38,559,557)           (20,370,100)
                                                                ------------------      -----------------
             Total net deferred tax asset                    $                 --    $                --
                                                                ==================      =================


10.      NOTES PAYABLE AND LONG-TERM DEBT



         The Company has the following notes payable and long-term debt outstanding as of December 31:

                                                                                             2001                2000
                                                                                       -----------------    ----------------
         Notes payable  to  Alcatel  for  equipment  and  professional  services represented by three promissory  notes,  interest payable quarterly at LIBOR plus 4.5%, quarterly principal payments begin in September
             2002, and maturing in January 2007.                                    $         7,591,555  $        7,591,555

         Notes payable  to  Telematica  EDC with a face value of  $7,000,000  at
             December 31, 2001. The notes bear interest at 3% per annum payable
             at the maturity date of March 15, 2015 (see Note 18).                            7,000,000           3,500,000

         Notes payable  for the  MetroTelecom  acquisition  represented  by four promissory  notes with a combined face value of $6,316,619 and bear interest  at  7%  per  annum.  These  four  promissory  notes  were discounted at 10.75%,  which reflects the estimated  market rate of interest.  The four notes mature  annually on April 5, 2001 through
             2004. The  amortization of the discount on these notes was $127,376
             and $165,194 as of December 31, 2001 and 2000, respectively.                     6,201,564           6,055,403

         Notes  payable  for  the   MetroTelecom   acquisition   represented  by
             promissory notes with an original combined face value of $2,433,381 and bear interest at 7% per annum. These four promissory notes were discounted at 10.75%,  which reflects the estimated  market rate of interest.  The four notes mature  annually on April 5, 2001 through
             2004. The  amortization  of the discount on these notes was $46,638 and $63,343 as of December  31,  2001 and 2000,  respectively.  The notes were  restructured in October 2001 into new promissory  notes with a combined  face value of  $1,843,520  and bear interest at 8%
             per  annum.  The new  notes  require  42  equal  monthly  principal
             payments plus accrued interest.                                                  1,755,732           2,332,744

         Notes  payable   for  the  GBNet   acquisition   represented   by  four
             non-interest  bearing  promissory  notes with an original  combined face  value  of  $11,795,000.  These  four  promissory  notes  were discounted at 10.75%,  which reflects the estimated  market rate of interest.  The four notes  mature  annually  on  December  14, 2000 through 2003. The  amortization  of the discount on these notes was
             $775,798  and   $1,093,443  as  of  December  31,  2001  and  2000,
             respectively (see Note  4).                                                      8,352,048           8,860,250

         Notes  payable  for  the  Intervan   acquisition   represented  by  two
             promissory  notes with a combined  face  value of  $6,000,000.  The first promissory note of $4,500,000 is non-interest bearing matured
             December 24, 2000. The second note of $1,500,000  bears interest at
             8% in the  second  year  only  maturing  December  24,  2001.  Both promissory  notes were  discounted  at 10.75%,  which  reflects the estimated market rate of interest. The amortization of the discount on these notes was  $141,795  and  $603,955 as of December 31, 2001
             and  2000,   respectively.   In  December  2001,  $700,000  of  the
             $1,500,000 note was paid and the remaining balance was restructured into a new  promissory  note with a face  value of  $800,000,  with interest  at 12% per annum.  The new note  requires  equal  monthly principal  payments and accrued  interest from January 2002 through
             August 2002.                                                                       800,000           5,869,518

         Notes  payable to a third-party  with  interest at LIBOR plus 4.75%.  The
             balance was paid in June 2001.                                                           -           3,336,403

         Note payable  to  an   affiliate  of  a   shareholder   of  the  Company
             represented  by a  promissory  note which bore  interest at 15% per annum payable on the  maturity  date of February 28, 2001,  which
             was  converted  into Series D preferred stock (see Note 13).                             -           3,000,000


         Notes payable to FondElec with  original face values of $4,769,497  and with interest at 12%. The balance was paid in June 2001 (see Note
             8).                                                                                      -           1,269,497

         Other notes payable (interest rates ranging from 8.0% to 11.5%)                      1,922,877           1,963,810
                                                                                       -----------------    ----------------
         Total notes payable                                                                 33,623,776          43,779,180
         Less current portion                                                               (13,806,957)        (26,734,966)
                                                                                       -----------------    ----------------
         Long-term portion                                                          $        19,816,819  $       17,044,214
                                                                                       =================    ================


         The scheduled maturities of notes payable and long-term debt at December 31, 2001 are as follows:

         Year ending December 31:
             2002                                       $       13,806,957
             2003                                                1,751,741
             2004                                                1,709,202
             2005                                                1,419,530
             2006 and thereafter                                14,936,346
                                                           ----------------
             Total                                      $       33,623,776
                                                           ================

         Vendor Equipment Financing - In June 2000, the Company entered into a series of agreements with Alcatel for financing up to $175,000,000 under which Alcatel agreed to provide the Company with system-wide network design and build-out services for the telecommunications network, provide the equipment necessary for that build-out, and finance the amounts payable for the services and equipment.

         At the closing of the facility, the Company paid Alcatel an arrangement fee in the amount of $4,375,000 by paying $2,187,500 in cash and financing the remainder with Alcatel. As part of the closing, the Company also issued a warrant to acquire 60,764 shares of its common stock. The value of these warrants are being expensed as interest expense over the loan term and was $12,929 and $13,251 for the years ended December 31, 2001 and 2000, respectively.

         During the fourth quarter of 2000, the Company was not able to meet one of its quarterly operational covenants. As a result, the Company was not able to draw down on the Alcatel facility in the fourth quarter. In January 2001, the Company amended the Alcatel facility to include new operational and financial milestone covenants. Under the terms of the January 2001 amendment to the agreements with Alcatel, the Company is required to obtain additional equity financing (as well as meet operational milestones) in order to make further draw downs on the Alcatel facility and obtain reimbursement of certain amounts the Company has paid or will pay prior to the reimbursement.

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

         As a result of the above noncompliance, Alcatel has the right to accelerate the maturity of the outstanding debt and the Company is unable to draw upon its facility until such covenants are met. Consequently, the outstanding balance under the Alcatel facility of $7,591,555 as of December 31, 2001 and 2000 has been classified as a current liability in the accompanying consolidated balance sheets.

         In connection with the closing of the facility, the Company created a wholly-owned subsidiary, Latin American Broadband, Inc. ("LAB"). The Company transferred essentially all of its operations and assets to LAB, and then the Company pledged its shares in LAB to Alcatel as part of a security package for the Alcatel credit facility. The loans from Alcatel are also secured by a comprehensive security package that includes a pledge of all equity interests in Company subsidiaries; a first and perfected security interest, to the extent permitted by law, in licenses and permits for the operation of all networks or systems; a security interest in equipment, supplies, inventory and other personal property; an assignment, for security purposes, of all material contracts; and a security interest in all accounts receivable.

         Additionally, due to the Company's restructuring described in Note 3 above, the Company has written off Alcatel deferred debt issue costs of $2,976,013 relating to portions of the facility that the Company will not use. The expense has been recorded in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

         In March 2002, the Company and Alcatel agreed to reduce the outstanding commitment to $9,109,895. The Company pays a commitment fee of .005% per year on the amount of undrawn commitment, which was $5,000,000 on the date of the commitment fee reduction agreement.

         2001 Shareholder Loan - On July 30, 2001, the Company borrowed $1.75 million on an unsecured basis from a shareholder of the Company. The loan was due on August 15, 2001. The unpaid principal amount out of the loan bore interest at 15% per annum through that date, and bore interest at a default rate equal to 15% per annum plus 2% per month after that date. In connection with the loan, the Company paid the lender a commitment fee of $52,500. The Company's repayment obligations under the loan were subordinated to its payment obligations under its vendor financing relationship with Alcatel. The unsecured loan was converted into common stock in connection with the September 2001 private placement (see Note 13).

         TTI Loan - In connection with a reverse acquisition that occurred in 1997, the Company assumed a note payable to Transworld Telecommunications, Inc. ("TTI"). Interest on the outstanding balance accrued at 8% per annum until the earlier of August 31, 2001 or the conversion of the loan into a ten-year obligation under the terms of a loan commitment agreement between the Company and TTI ("Commitment Agreement"). Under the terms of the Commitment Agreement, the Company had the option to convert the amounts it borrowed to a ten-year term loan (payable in monthly payments of principal and interest) if it met certain conditions. On July 31, 2001, the Company converted the loan and accrued interest through July 31, 2001 totaling $1,407,636 into a ten-year obligation bearing interest at 8% per annum under the terms of the Conversion Agreement. As a result of the conversion, the Company will be obligated to pay TTI $17,078 per month, from September 1, 2001 through August 30, 2011. As of December 31, 2001, $1,368,648 was outstanding on the loan, and is included as other notes payable (see
         Note 15).

         GBNet and Intervan December 2000 Payments - In December 2000, the Company was required to make payments under promissory notes delivered in connection with two acquisitions. The first GBNet note was due on December 14, 2000. The Intervan promissory note was due December 24, 2000. On the due dates of the notes, the Company notified the note holders of the Company's intent to pay those notes (together with interest at 18% per annum from the original due date through the payment date) upon the closing of the Series D Private Placement. Each of the notes was paid in full on the closing of the Series D Private Placement in February 2001.

11.      PREFERRED STOCK

         At December 31, 2001, the authorized number of shares of the Company's preferred stock was 75,000,000, $0.001 par value with no shares issued or outstanding.

         Series D Preferred Stock - Effective February 1, 2001, the Company authorized a newly-designated series of Series D preferred stock. The Series D preferred stock consisted of 10,000,000 shares of preferred stock, par value $.001 per share, and had the following general rights and preferences: (1) it voted with the outstanding shares of common stock and Series C convertible preferred stock and had one vote per share; (2) each Series D share was convertible into common stock; (3) each Series D share had a liquidation preference; and (4) Series D holders had a preemptive right to purchase their pro rata share of any new securities issued. Effective September 11, 2001, all outstanding Series D Preferred shares totaling 2,643,636 were converted into 2,643,636 common shares.

         Series C Preferred Stock - In conjunction with the equity financing on October 18, 1999, the Company authorized a newly-designated series of Series C preferred stock. The non-redeemable convertible Series C Preferred Stock consisted of 14,250,000 shares of preferred stock, par value $0.001 per share, and had the following general rights and preferences: (1) they voted with the outstanding shares of the Company's common stock and had one vote per share; (2) they were convertible into shares of the Company's common stock; and (3) they carried a liquidation preference. Effective September 11, 2001, all outstanding Series C Preferred shares totaling 13,620,472 were converted into 13,620,472 common shares.

         Series B Preferred Stock - At December 31, 1999, the Company had designated 750,000 shares of its preferred stock as Series B Preferred Stock. The rights and privileges of the Series B Preferred Stock were as follows: (1) they carried a liquidation preference; (2) they carried voting rights that entitle the holder to one vote per share; (3) they were non-redeemable; and (4) they were convertible into shares of the Company's common stock. In August 2000, the outstanding 29,521 Series B shares were converted to 125,237 common shares.

12.      STOCK PLANS, OPTIONS AND WARRANTS

         Stock Incentive Plan - The Company's board of directors and shareholders approved the 1998 Stock Incentive Plan (the "Incentive
         Plan). The Company is authorized to issue a total of 1,820,229 common shares for issuance under the plan, all of which have been granted. The Company's Board of Directors administers the plan and determines the amount of awards and other terms and conditions of the awards. Stock appreciation rights may be granted under the Incentive Plan. The Company also has issued outstanding option grants for an additional 568,308 common shares with similar terms and conditions as the Incentive Plan.

         Stock Option Plan for Non-Employee Directors - The Company has reserved 100,000 common shares in a non-employee director stock option plan. Options for these shares are awarded at 85% of the estimated fair market value of the stock on the date of award. Compensation expense is then recognized ratably over the one year vesting period. As of December 31, 2001 and 2000, the Company had issued option grants for the purchase of 100,000 and 28,002 common shares, respectively under the non-employee director stock plan.

         Stock Option Awards - The total stock options granted by the Company under the Incentive Plan and options granted outside of the plan are summarized in the table below:



                                                                                                       Weighted
                                                             Number                                    Average
          2001:                                          of Options            Price Range          Exercise Price
                                                         ---------------    -------------------    -----------------
               Outstanding at beginning of year               3,159,853     $0.02 - $12.00                   $ 7.24
               Granted                                           84,724     $7.01 - $10.00                   $ 8.47
               Exercised                                        103,177     $0.02                            $ 0.02
               Canceled / Expired                               652,863     $0.88 - $10.00                   $ 5.90
                                                         ---------------
               Outstanding at end of year                     2,488,537     $1.00 - $12.00                   $ 7.93
                                                         ===============



                                                                                                       Weighted
                                                             Number                                    Average
          2000:                                          of Options            Price Range          Exercise Price
                                                         ---------------    -------------------    -----------------
               Outstanding at beginning of year               2,106,664     $0.02 -  $7.50                    $4.20
               Granted                                        1,157,280     $10.00 - $12.00                  $10.39
               Exercised                                         11,000     $0.35                             $0.35
               Canceled / Expired                                93,091     $7.00 - $10.00                    $7.53
                                                         ---------------
               Outstanding at end of year                     3,159,853     $0.02 - $12.00                    $7.24
                                                         ===============



                                                                                                       Weighted
                                                                                                       Average
          1999:                                             Options            Price Range           Exercise Price
                                                         ---------------    -------------------    -----------------
               Outstanding at beginning of year               1,492,842     $0.02 - $7.50                     $3.31
               Granted                                          613,822     $0.88 - $7.50                     $6.34
               Canceled                                               0
                                                         ---------------
               Outstanding at end of year                     2,106,664     $0.02 - $7.50                     $4.20
                                                         ===============



                                                                                   Weighted            Weighted
                                                                 Options           Average           Average Fair
                                                                 Granted        Exercise Price     Value of Options
                                                               -------------    ---------------    -----------------
            2001:
               Grants with  exercise  price greater than fair
                   market value                                      41,500         $10.00               None
               Grants  with  exercise  price  less  than fair
                   market value                                      43,224         $7.01               $1.45
                                                               -------------
                                                                     84,724         $8.01               $0.74
                                                               =============


                                                                                   Weighted            Weighted
                                                                 Options          Average           Average Fair
                                                                 Granted        Exercise Price     Value of Options
            2000:                                              -------------    ---------------    -----------------

               Grants with  exercise  price greater than fair
                   market value                                   1,129,278         $10.49               None
               Grants  with  exercise  price  less  than fair
                   market value                                      28,002          $6.50               $1.71
                                                               -------------
                                                                  1,157,280         $10.39              $0.04
                                                               =============




                                                                                   Weighted            Weighted
                                                                  Options          Average           Average Fair
                                                                  Granted       Exercise Price     Value of Options
            1999:                                              -------------    ---------------    -----------------
               Grants with exercise price equal to fair
               market value                                         200,000          $7.50              $1.10
               Grants with exercise price less than fair
               market value                                         413,822          $4.39              $2.16
                                                               -------------
                                                                    613,822          $6.40              $1.89
                                                               =============



         In general, the option grants vest over a three-year period with forfeiture provisions if the employee leaves the Company.



         Options Outstanding and Exercisable

                                           Options Outstanding                       Options Exercisable
                               --------------------------------------------------    -------------------
                                                     Weighted
                                                      Average                                         Weighted
                                                     Remaining      Weighted                          Average
                  Exercise            Options       Contractual      Average             Options      Exercise
                   Prices           Outstanding        Life       Exercise Price       Exercisable     Price
                   ------           -----------        ----       --------------       -----------     -----


                $.35 - $1.00          375,000           1.47            $0.73             208,333      $ 1.00
                 3.50 - 4.61          390,000           0.32            $4.56             390,000      $ 4.56
                 6.38 - 7.50          774,500           1.38            $6.59             583,166      $ 7.36
             ---------------          949,037           1.63            $9.40             724,703      $10.28
                10.00- 12.00    ------------------                                    ---------------
                                    2,488,537                                          1,906,202
                                ==================                                   ===============


         The Company accounts for stock options granted to employees using APB No. 25. Accordingly, compensation cost has been recognized for all stock option grants, which were issued with an exercise price below the estimated fair value at the date of grant. The total compensation expense for stock options recognized in 2001, 2000 and 1999 was $54,505, $248,293 and $1,251,349, respectively. Had compensation cost for the Company's stock options been determined based on the estimated fair value at the grant dates for awards consistent with SFAS No. 123 (based on the Black-Scholes option valuation model), the Company's net loss and net loss per basic and diluted common share would have changed to the pro forma amounts indicated below:



                                                              Years Ended December 31,
                                                              ------------------------
                                                    2001                  2000                 1999
                                              ------------------    -----------------    ------------------

         Net loss attributable
         to common shareholders:
                 As reported               $       (65,985,361)  $      (33,325,060)  $       (20,277,479)
                 Pro forma                 $       (66,304,139)  $      (33,811,413)  $       (20,532,818)
         Net loss per the weighted
         average common share
          (basic and diluted):
                 As reported               $             (1.79)  $            (1.44)  $             (1.48)
                 Pro forma                 $             (1.80)  $            (1.46)  $             (1.50)


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

         The fair value of each option grant is estimated on the date of grant using the Black Scholes valuation model method prescribed by SFAS No. 123 with the following assumptions: no volatility; no dividend yield, risk-free interest rates ranging from 4% to 6%, and expected lives ranging from one to four years.

         Warrant Awards - The total warrants outstanding for the purchase of common stock at December 31, 2001 are summarized in the table below:



                                                   Outstanding
                                                    Shares in         Exercise
Description                                         Warrants           Prices         Expiration
-----------                                     ----------------    ------------    --------------
Financial Advisor Warrants (Note 13)                     303,333           $7.50        11/17/2004
Financial Advisor Warrants (Note 13)                     130,259           $6.00         6/18/2006
Alcatel Warrants granted in conjunction with
notes (Note 10)                                           60,764           $7.50         6/29/2005
1997 Warrants granted in conjunction with
promissory notes                                         155,763           $2.63         1/31/2002
                                                 ----------------
                                                         650,119
                                                 ================

         None of the 1997 warrants were exercised by the expiration date.

13.

STOCK PURCHASE AGREEMENTS

         November 2001 Private Placement - On November 30, 2001, the Company closed a private placement with an accredited investor who is also one of the Company's equipment vendors. At the closing, the Company issued that investor 1,646,032 shares of its common stock for $2,880,000 in cash. In conjunction with the private placement, the Company ordered $2,880,000 of network equipment from the vendor.

         September 2001 Private Placement - On September 11, 2001, the Company closed a $20,000,000 private placement with two of the Company's shareholders. At the closing, the Company issued those shareholders 23,529,410 shares of its common stock for $18,178,410 in cash and the conversion of $1,818,082 due under the promissory note the Company issued one of the investors in July 2001.

         In connection with the private placement, the Company issued one-year options to a group of six accredited investors who purchased securities in February 2001. The options provide the right to acquire up to 4,000,000 shares of the Company's common stock at a per share purchase price equal to 147% of the September 2001 private placement purchase price. If the options are exercised in full, the Company will receive $5,000,000 from their exercise.

         In connection with the closing of the September 2001 private placement the Company entered into a series of transactions that were intended to simplify its capital structure. Under these agreements, (i) the holders of the Company's 16,264,108 shares of outstanding Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the "Preferred Stock") converted their Preferred Stock into an equal number of shares of the Company's common stock (the "Conversion"), (ii) the holders of warrants the Company issued in connection with certain of the Company's prior financings exercised those warrants and acquired 7,169,931 shares of its common stock ("Warrant Exercise"), and (iii) the parties to the October 18, 1999 CCI Shareholders Agreement, as amended, and the February 7, 2001 Shareholder Joinder Agreement (collectively, the "Prior Shareholders Agreements") entered into an amended shareholders agreement (the "Amended Shareholders Agreement").

         As a result of the September 2001 financing induced conversion of preferred stock and modifications of common stock warrants, the Company recorded $5,396,396 and $626,346, respectively, during 2001 as a non-cash remeasurement charge to net earnings available to common stockholders for preferred stock warrants and options.

         The Company also issued 60-day options to two other accredited investors to acquire up to 5,095,658 shares of its common stock. Under the first of these 60-day options, the optionee had the right to purchase up to 900,000 shares of the Company's common stock at the same price as the September 2001 private placement purchase price. Under the second of the 60-day options, the optionee had the right to purchase up to 4,195,658 shares of the Company's common stock, but at a purchase price that increases by 2.5% per month over the private placement purchase price. If either 60-day optionee exercised its option, the Company had the right to acquire an equal number of shares from the private placement investors at a purchase price equal to the per share purchase price under the 60-day options. As a result, the exercise of the 60-day options will not have resulted in any further dilution for the Company's current shareholders, but the Company would also not have received any net proceeds from their exercise.

         In November 2001, these options were extended to December 15 under the same terms. In December 2001, these options were extended to March 15, 2002 under the same terms, except the option price was set at $.903 per share. As a result of the modification of the options expiration date, the Company recorded $4,363,722 during 2001 as non-cash remeasurement charges to net earnings available to common stockholders for preferred stock warrants and options. None of these options were exercised by the expiration date.

         The holders of the Preferred Stock had a preemptive right to join in certain issuances of the Company's stock, including the private placement. In connection with the closing of the private placement, they waived that preemptive right. The holders of the Series D Convertible Preferred Stock also waived, as part of the private placement, any right to require us to adjust the purchase terms under which they acquired their Series D Convertible Stock in February 2001 to match the economic terms of the private placement.

         In connection with the Warrant Exercise, the parties to the exercise agreed to amend the terms of any warrants that were not immediately exercisable to provide for their immediate exercise, and then immediately exercised the warrants at an exercise price of $.01 per share. The Company received $71,700 in proceeds from the exercise of the warrants under the Warrant Exercise, of which $64,243 was recorded as an exercise of preferred stock warrants and $7,457 was recorded as an exercise of common stock warrants.

         Under the terms of an Amended Shareholders Agreement executed as part of the September 2001 financing, the shareholder parties agreed to allow for transfers of their shares of the Company's stock under certain conditions, including a right of first refusal for the benefit of the other parties to the agreement to purchase such shares under a right of co-sale.

         Series D Private Placement - On February 7, 2001, the Company closed a private placement of securities with five of its shareholders and one additional accredited investor. The Company received $22,869,461 in cash, net of fees and expenses, from the sale of 2,643,636 shares of Series D convertible preferred stock and issued warrants to acquire 1,657,435 additional shares of Series D and common stock. Effective
         September 11, 2001, all remaining Series D Preferred shares and warrants were converted into common shares (see Note 11).

         Minority Interest Purchases - In October 2000, the Company purchased minority interests from three parties relating to operations in Mexico, Venezuela and Panama. The Company acquired the stock from the minority parties in exchange for a $175,000 cash payment and the issuance of an aggregate of 406,666 shares of common stock.

         Intervan Restructuring - In October 2000, the Company restructured the Mexican operating subsidiaries in connection with its application for certain Mexican telecommunications licenses. Under those types of licenses, the voting control of the licensee must be held by Mexican citizens or entities. Mexican law provides, however, that licenses may be organized with both voting and non-voting shares. Therefore, under the terms of the restructuring, the Company sold 51% of the voting control (representing approximately 10% of Intervan's stock on an economic interest basis) of Intervan to one of the Company's executives who is a Mexican citizen. The Company retained the remaining 49% voting control (and approximately 90% of the economic interest) in Intervan, along with the right to veto certain types of fundamental corporate business transactions. The executive's purchase of the 51% voting control interest was financed through a loan from the Company which bears interest on a deferred basis at a rate of 12% per annum and which is due in one payment in 2010. In October 2001, the Company converted $20,376,879 of intercompany debt into an equivalent amount of variable capital in Intervan. This conversion also increased the original price per share paid by the Company and its executive for the Intervan stock as described above in conformance with Intervan's organizational documents and increased the loan amount due from the Company's executive. The Company will continue to account for the Mexican operations using the consolidation method.

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

         October 1999 Financing - In October and November 1999, the Company closed certain components of a total $109,500,000 private equity and credit facility financing package with six accredited investors. As part of the transaction, the investors acquired options to purchase 3,891,563 additional shares of Series C Preferred Stock and warrants to purchase 2,432,226 shares of common stock, and two existing shareholders (Internexus and FondElec) acquired additional warrants to purchase 520,000 shares of common stock. The preferred stock options had an exercise price of $7.50 per share and were exercised in 2000 as discussed above. The warrants were exercised and converted into common stock in September 2001 as described above. In connection with this financing, the Company also granted its financial advisor in the transaction warrants to acquire 433,592 common shares at $7.50 per share (see Note 12).

         Under the terms of the financing agreement, Telematica invested $5,525,000 in Chispa. Additionally, Telematica entered into a long-term $26,000,000 credit facility with Inter@net and, in connection with that transaction, agreed to enter into a fiber-optic lease, pursuant to which Inter@net will lease a portion of Telematica's existing fiber-optic network in Caracas, Venezuela, and a commercial services agreement, under which Telematica's affiliate will provide billing, collection and other commercial services to Inter@net.

         In  December  2000 and  January  2001,  $7,000,000  of the  $26,000,000
         facility was paid to Inter@net in cash. Given the Company's decision to cease operations in Venezuela as described in Note 3, the Company has not drawn any of the remaining $19,000,000 in the facility.

         The outstanding principal and unpaid interest amounts under the facility are convertible to shares of Inter@net at Telematica's election at any time after the third anniversary of the facility, but Telematica can convert the amounts due under the facility prior to the third anniversary if Inter@net defaults under the facility. Upon any such conversion, the Company would retain operating control of
         Inter@net. The credit facility also provides for a corresponding subscription right in Telematica's favor, pursuant to which it is allowed to purchase 50% of the outstanding stock of Inter@net for $26,000,000 through October 31, 2015. As Inter@net draws on the credit facility, the subscription obligation is proportionately reduced. Any election by Telematica to convert the amounts due under the facility into shares of Inter@net must be exercised with the subscription right. In April 2002, the Company replaced these notes with a new $7,000,000 note accruing interest at 3% per annum with a balloon payment due at March 15, 2015.

14.      LEASES

         Metronet Capital Lease - In June 1999, the Company acquired approximately 17% of the capacity of a fiber-optic network in Mexico City. The Company paid $4,717,908 for the capacity. This transaction was recorded as a prepaid capital lease as there are no future obligations.

         The Company financed the purchase through two loans from shareholders. The loans bore interest at 10% per annum along with a premium interest payment at a 55% effective annual interest rate and were due (together with unpaid interest) on the earlier of January 3, 2000 or receipt of proceeds from any equity or debt financing. The shareholders also received warrants to acquire 96,870 shares of common stock, which were exercised in September 2001 (see Note 13). One of the promissory notes along with accrued interest was paid in the October 1999 Financing. The other promissory note and accrued interest was converted into Series C Preferred Stock in connection with the October 1999 Financing (see Note
         13).

         The Company leases corporate office space and equipment under operating leases with terms that range between one and five years. Future minimum annual lease payments under the Company's operating leases are as follows:

           Year ending December 31:
              2002                               $            1,959,104
              2003                                            1,134,533
              2004                                              725,977
              2005                                              616,454
              2006 and thereafter                               414,934
                                                ------------------------
           Total future lease payments           $            4,851,002
                                                ========================

         Total rent expense under the operating leases in 2001, 2000 and 1999 was $1,981,219, $2,020,893 and $908,538, respectively.

15.      COMMITMENTS AND CONTINGENCIES

         Litigation - In March 2000, the Company was named as a defendant in an action brought in federal court in California. The suit claimed the Company had defrauded the plaintiffs in connection with a merger the Company concluded in 1997 and that the Company had further breached contractual obligations to offer the plaintiffs preemptive rights for securities later sold by the Company. After preliminary motions in the case, the Company filed a number of motions for summary judgment on the issues raised by the plaintiff. The court granted all of the Company's motions and disposed of the last substantive issue in the case in October 2001. The Company subsequently made a motion to recover its costs and expenses in the matter, and, in February 2002, the parties negotiated a settlement, which included a cash payment to the Company and the return of the stock the Company issued to the plaintiff in 1997.

         In April 2001, FondElec Group, Inc., an affiliate of one of the Company's principal shareholders ("FondElec Group"), filed an arbitration action against the Company in New York alleging breach of a Services Agreement dated August 1998. The FondElec Group claimed, among other things, that the Company failed to pay the FondElec Group certain commissions and fees in connection with the Company's sale of its securities, and that the Company further owes the FondElec Group amounts for other transaction-related services. The Company asserted a number of defenses and counterclaims in the proceeding, including breach of fiduciary duty, duress and violation of federal and state securities laws. In April 2002, the Company settled the FondElec Group arbitration proceeding and each party dismissed its claims with prejudice against the other party ("FondElec Settlement Agreement"). In connection with the settlement, the Company (i) cancelled a $2,750,000 promissory note payable to the Company by an affiliate of the FondElec Group; (ii) wrote off 420,000 in related FondElec Group assets; and
         (iii) was released of a $1,864,118 recorded obligation payable to the FondElec Group. Additionally, the Company agreed to pay the FondElec Group $200,000 on the 60th day following repayment in full of amounts due under the Internexus revolving credit agreement and each party executed mutual releases for any and all claims. As a result of the above settlement, the Company recorded a $1,505,882 arbitration settlement expense during the year ended December 31, 2001.

         In July 2001, the Company was named in an arbitration proceeding initiated in Florida by two of the parties who sold the Company the Metrotelecom assets and operations in April 2000. In the arbitration, the claimants alleged that the Company had defaulted in the payment of a portion of the deferred purchase price due them in April 2001, in the aggregate approximate amount of $2,400,000. The Company counterclaimed in the action for breach of the sellers' representations and warranties in the sale of the assets and operations, and cross-claimed against the other sellers of the assets and operations. In October 2001, the
         Company and the two claimants settled the arbitration, which was dismissed with prejudice. The Company believes the arbitration proceeding was settled on terms favorable to the Company. As a result of the settlement, the claimants accepted a reduction in the principal and interest, which was recorded as a reduction of the purchase price for Metrotelecom.

         In November 2001, the Company was named in a lawsuit brought by TTI in the Third District Court for the State of Utah (which was subsequently removed to the United States Bankruptcy Court). The suit relates to a 1995 loan commitment between the Company and TTI, which is now in bankruptcy. Under the commitment, TTI agreed to loan the Company up to $1 million in working capital, and the Company was required to repay that amount, together with interest, on August 1, 2001. TTI advanced $996,707 to the Company under the commitment and the total amount due under the commitment, including interest, is approximately $1.4 million. The commitment documents allowed the Company to convert the obligation into a 10-year, monthly amortized loan at any time before August 1, 2001 under certain conditions. The Company notified TTI of its conversion of the loan prior to that date and has made all required payments under the loan as converted. TTI claims the Company was not entitled to convert the loan. The Company believes it has valid defenses to TTI's claims, and intends to vigorously defend the suit.

16.      OPERATING SEGMENT INFORMATION

         The Company makes key financial decisions based on certain operating results of its operational regions and primary revenue types. Other revenue as disclosed below consists primarily of equipment rents, installation and value added services. The Company's operating segment information is as follows for the years ended December 31, 2001, 2000 and 1999:



2001                                                                          Central
                                         Mexico           Venezuela           America           Corporate           Totals
--------------------------------     ---------------    ---------------   --------------     --------------    ---------------

Revenue:
-        Data                    $       15,762,512  $         880,947  $      8,899,272   $              -  $      25,542,731
-        CATV                                     -                  -         3,473,947                  -          3,473,947
-        Telephony/other                  5,756,133             41,903         5,356,235                  -         11,154,271
Depreciation expense                      3,367,847            259,894         3,150,093          1,140,671          7,918,505
Amortization expense                      2,270,939             99,916         3,574,231            200,022          6,145,108
Segment restructuring costs             (1,652,926)        (14,400,982)       (2,766,013)        (3,049,343)       (21,869,264)
Segment operating loss                 (14,489,979)        (16,922,711)       (1,828,669)       (10,333,500)       (43,574,859)
Segment total assets                     57,735,317          1,542,955        34,893,132          8,989,221        103,160,625
Segment long-lived assets                47,761,418          1,154,098        28,016,555          6,708,319         83,640,390
Capital expenditures                     14,335,417          3,226,450         1,847,860            649,867         20,059,594


                                                                              Central
2000                                     Mexico           Venezuela           America           Corporate           Totals
--------------------------------     ---------------    ---------------    -------------      --------------    ---------------

Revenue:
-        Data                    $       11,978,291  $       1,066,225  $      6,417,167   $              -  $      19,461,683
-        CATV                                     -                  -         8,100,265                  -          8,100,265
-        Other                            4,551,541             66,638         2,847,331                  -          7,465,510
Depreciation expense                      1,780,003            206,047         3,825,299            393,569          6,204,918
Amortization expense                      2,641,820             41,091         5,232,294             40,689          7,955,894
Segment operating loss                  (8,959,484)        (2,561,654)      (10,523,323)       (11,548,873)       (33,593,334)
Segment total assets                     45,570,764         12,643,197        56,266,131         12,237,810        126,717,902
Segment long-lived assets                36,178,876          8,664,728        49,708,184          8,613,788        103,165,576
Capital expenditures                     15,927,905          5,798,647         8,716,986          2,136,588         32,580,126


                                                                              Central
1999                                     Mexico           Venezuela           America           Corporate           Totals
--------------------------------     ---------------    ---------------    --------------     --------------    ---------------
Revenue:
-        Data                    $          172,355  $       1,120,123  $        432,385   $              -  $       1,724,863
-        CATV                                     -                  -         7,175,042                  -          7,175,042
-        Other                                    -             35,537           163,612                  -            199,149
Depreciation expense                         18,856            136,313         1,287,613            246,464          1,689,246
Amortization expense                         29,983            225,006         3,364,254                  -          3,619,243
Segment operating loss                     (76,576)          (880,496)      (10,798,760)        (7,469,761)       (19,225,593)
Segment total assets                     22,998,357          5,468,357        42,668,044         26,069,765         97,204,523
Segment long-lived assets                19,068,279          3,040,167        40,071,220          2,927,135         65,106,801
Capital expenditures                      4,987,838            357,697         5,795,142          1,946,893         13,087,570


17.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         The  Company  had  the  following   non-cash  investing  and  financing
activities in 2001:

                    Acquisition of treasury  stock in exchange for minority  interest
                        in subsidiary                                                   $        1,318,069
                    Issuance of notes receivable in debt restructuring                  $        2,750,000
                    Conversion of promissory note to common stock                       $        1,818,082
                    Issuance of notes receivable in asset sale                          $        2,000,000

         In addition, the Company had the following non-cash activities relating to its acquisitions during 2000 and 1999:

         Acquisition of Metrotelecom (April 5, 2000):
                    Fair value of assets acquired,  including  intangible  assets and
                      equipment (net of cash acquired)                                 $        14,736,996
                    Fair value of liabilities assumed                                          (2,159,535)
                    Notes payable                                                              (8,159,610)
                    Common stock issued                                                        (1,000,000)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                              $         3,417,851
                                                                                          =================

         Acquisition of Intervan (December 24, 1999):
                    Estimated fair value of assets acquired, including intangible
                      assets and equipment (net of cash acquired)                      $        21,980,304
                    Fair value of liabilities assumed                                           (2,743,452)
                    Notes payable                                                               (5,257,105)
                                                                                          -----------------
                         Cash paid (net of cash acquired)                              $        13,979,747
                                                                                          =================

         Acquisition of GBNet (December 15, 1999):
                    Estimated  fair value of assets  acquired,  including  intangible
                      assets and equipment (no cash was acquired)                       $       13,000,000
                    Fair value of liabilities assumed                                                 None
                    Notes payable                                                               (9,000,000)
                                                                                           ----------------
                         Cash paid                                                      $        4,000,000
                                                                                           ================


18.      SUBSEQUENT EVENTS

         April 2002 Revolving Credit Facility - In April 2002, the Company entered into a series of agreements relating to a commitment by Internexus S.C.A. to provide the Company's wholly owned subsidiary, Latin American Broadband, Inc., with up to $4,000,000 under a revolving credit agreement. Internexus S.C.A. is an affiliate and successor in interest to Norberto Priu, one of the Company's principal shareholders. The Company received an advance of $2,000,000 under the credit agreement at the closing. The amounts advanced under the agreement accrue interest at 25% per annum, are senior to all other debt except for amounts due on the Company's vendor debt facility and are collateralized by a pledge of the Company's common shares owned by four of its largest shareholders. If the Company defaults on its obligations under the Internexus credit agreement, and Internexus enforces its rights under the stock pledges, Internexus would obtain control of a majority of the outstanding voting shares of the Company and would have the ability, among other things, to elect the board of directors and effect fundamental corporate transactions.

         The maturity date for the facility is the earliest to occur of (i) July 9, 2002, (ii) a change of control (iii) a liquidation, winding up or dissolution or the sale of all or substantially all of the Company's assets, or (iv) the issuance of equity securities to a third party. Additionally, at the maturity date, the Company shall pay to the lender an amount equal to the greater of (A) the amounts then outstanding hereunder, together with interest thereon, or (B) an amount equal to two hundred percent (200%) of the committed amount under certain circumstances, including if the amounts advanced under the facility are repaid as a result of a change of control, liquidation event or equity invested from a third party that occurs after September 30, 2002 for a transaction entered into on or before July 9, 2002. The Company also agreed to promptly engage an investment banker or financial advisor reasonably acceptable to the lender for the purpose of exploring a possible sale of all or substantially all of the Company's business and operations.

         In connection with the execution of the April 2002 facility, the Company entered into two additional transactions. The first transaction involved the replacement of two notes totaling $7 million previously delivered by one of the Company's Venezuelan subsidiaries in favor of Telematica EDC, C.A. The replacement note, which was delivered by the Company, is also in the principal amount of $7 million, accrues interest at 3% per annum, and is due, along with accrued interest, in a balloon payment on March 15, 2015. The second transaction involved the execution of the FondElec Settlement Agreement (see Note 16).

PART 3.



INDEX TO EXHIBITS

Exhibit
No.
---
                                                         Exhibit                                                 Page

3.1            Articles of Incorporation                                                                          *
3.2            Bylaws                                                                                             *
3.3            Amended and Restated Articles of Incorporation                                                     *
4.1            Statement of Rights and Preferences for the Series A Preferred Stock                               *
4.2            Statement of Rights and Preferences for the Series B Preferred Stock                               *
4.3            Statement of Right and Preferences for the Series C Preferred Stock                                *
4.4            Amendment to Series C Certificate                                                                  *
4.5            Amendment to Amended and Restated Articles of Incorporation                                        *
4.6            Statement of Rights & Preference for the Series D Preferred Stock                                  *
4.7            Amendment to Statement of Rights & Preference for the Series D Preferred Stock                     *
10.1           Agreement and Plan of Reorganization                                                               *
10.2           Escrow Agreement between Fidelity Transfer Company, TTI and the Company                            *
10.3           Commitment Agreement between the Company and TTI                                                   *
10.4           Letter of Understanding with Decathlon                                                             *
10.5           Merger Agreement between the Company and Telecom Investment Corporation                            *
10.6           Services Agreement between Bridgeport Financial, Inc. and the Company                              *
10.7           Option and Stock Purchase Agreement between the Company, Caracas Viva Vision, S.A. and its         *
                     Shareholders
10.8           July 24, 1997 Amendment to Option and Stock Purchase Agreement                                     *
10.9           August 13, 1997 Amendment to Option and Stock Purchase Agreement                                   *
10.10          Shareholders Agreement between Petrolera Argentina San Jorge, S.A. and the Company                 *
10.11          Stock Purchase Agreement between FondElec Essential Services Growth Fund, L.P., Pegasus            *
                     Fund, L.P. and the Company
10.12          Securities Purchase Agreement dated December 23, 1998 among the Company, Internexus, S.A.          *
                     and FondElec Essential Services Growth Fund, L.P.
10.13          Form of Promissory Note issued in connection with the Securities Purchase Agreement dated          *
                     December 23, 1998
10.14          Participation Agreement, dated October 15, 1999, among Telematica EDC, C.A., TCW/CCI               *
                     Holding LLC, Glacier Latin-America Ltd., the International Finance Corporation,
                     FondElec Essential Services Growth Fund, L.P., Internexus S.A. (collectively, the
                     "Investors"), the Company and other parties
10.15          Option Agreement, dated October 18, 1999, among the Company and the Investors                      *
10.16          Form of Series C Warrant, dated October 18, 1999, as issued in favor of each Investor              *
10.17          CCI Shareholder's Agreement, dated October 18, 1999, among the Company, the Investors, and         *
                     other parties
10.18          Amended and Restated Registration Rights Agreement, dated October 19, 1999 among the               *
                     investors and other parties
10.19          Stock Purchase Agreement between General Business Machines Corporation and the Company,            *
                     dated December 15, 1999
10.20          Stock Purchase Agreement for the purchase of International Van, S.A. de C.V., dated                *
                     December 24, 1999
10.21          Umbrella Stock Purchase Agreement among Convergence Communications, Inc., TCW/CCI Holding          *
                     II, LLC, Telematica EDC, C.A., Norberto Priu, Raquel Emilse Oddone de Ostry, Glacier
                     Latin-America Ltd. and Morley Capital Management III, LLC (the "Series D Investors"),
                     dated as of February 7, 2001
10.22          Representative Stock Purchase Agreement by and among Convergence Communications, Inc. and          *
                     TCW/CCI Holding II, LLC, dated as of February 7, 2001
10.23          Representative Internal Rate of Return Warrant for the purchase of shares of common stock          *
                     of Convergence Communications, Inc., dated as of February 7, 2001
10.24          Representative Performance Warrant for the purchase of shares of Series D Preferred Stock          *
                     of Convergence Communications, Inc., dated as of February 7, 2001
10.25          Financing Warrant for the purchase of shares of common stock of Convergence Communications,        *
                     Inc., dated as of February 7, 2001
10.26          Preemptive Rights and Warrant Adjustment Waiver, dated as of February 7, 2001                      *
10.27          Shareholder Joinder Agreement by and among Convergence Communications, Inc. and the Series         *
                     D Investors, dated as of February 7, 2001
10.28          Registration Rights Agreement by and among Convergence Communications, Inc. and the Series         *
                     D investors, dated as of February 7, 2001
10.29          Stock Purchase Agreement by and among Convergence Communications, Inc., Norberto Priu, and         85
                     AES Telecom, Inc. dated as of September 11, 2001
10.30          Revolving Credit Agreement among Convergence Communications, Inc., Latin American                 106
                     Broadband, Inc. and Internexus S.C.A. dated as of April 8, 2002
21.1           Subsidiaries of the Registrant                                                                    119
99             Valuation and Qualifying Accounts                                                                 120

* This document was previously filed with the Commission and is incorporated in this report by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONVERGENCE COMMUNICATIONS, INC.

4-18-2002                              /s/ Douglas Jacobs
----------------------                 -----------------------------------------
Date                                   Douglas Jacobs
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       CONVERGENCE COMMUNICATIONS, INC.

4-18-2002                              /s/  Gary Barlow
----------------------                 -----------------------------------------
Date                                   Gary Barlow
                                       Vice President of Accounting and Taxation
                                       (Principal Accounting Officer)

DIRECTORS

4-18-2002                              /s/  Lance D'Ambrosio
----------------------                 -----------------------------------------
Date                                   Lance D'Ambrosio, Chairman


4-18-2002                              /s/  Troy D'Ambrosio
----------------------                 -----------------------------------------
Date                                   Troy D'Ambrosio


4-18-2002                              /s/  Pablo Priu
----------------------                 -----------------------------------------
Date                                   Pablo Priu


4-18-2002                              /s/  Peter Schiller
----------------------                 -----------------------------------------
Date                                   Peter Schiller


4-18-2002                              /s/  Jorge Fucaraccio
----------------------                 -----------------------------------------
Date                                   Jorge Fucaraccio


4-18-2002                              /s/  Jeffery Safford
----------------------                 -----------------------------------------
Date                                   Jeffery Safford


4-18-2002                              /s/  Christopher Shenefelt
----------------------                 -----------------------------------------
Date                                   Christopher Shenefelt


4-18-2002                              /s/  Gonzalo Pacanins
----------------------                 -----------------------------------------
Date                                   Gonzalo Pacanins


4-18-2002                              /s/  Norberto Corredor
----------------------                 -----------------------------------------
Date                                   Norberto Corredor


4-18-2002                              /s/  Mario L. Baeza
----------------------                 -----------------------------------------
Date                                   Mario L. Baeza


4-18-2002                              /s/  Carlos Christensen
----------------------                 -----------------------------------------
Date                                   Carlos Christensen


4-18-2002                              /s/  Gaston Acosta-Rua
----------------------                 -----------------------------------------
Date                                   Gaston Acosta-Rua