Form 10-Q
period 2002-03-31
CONVERGENCE COMMUNICATIONS INC
filed 2002-05-15
CIK 1020424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ]       TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE  TRANSITION PERIOD FROM ____ TO ____.
                     -------          -------

                          Commission file number 21143

                        CONVERGENCE COMMUNICATIONS, INC.

        (Exact name of small business issuer as specified in its charter)


                   Nevada                                        87-0545056
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       102 West 500 South, Suite 320
             Salt Lake City, Utah                                  84101
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

As of April 30, 2001, 60,592,086 shares of registrant's Common Stock, par value $.001 per share were outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

         The accompanying unaudited consolidated financial statements of Convergence Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. These financial statements should be read in conjunction with Note 1 herein and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001, which are incorporated herein by reference. The accompanying financial statements have not been examined by our independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of our results of operations, financial position and changes therein for the periods presented have been included. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,        December 31,
                                                                                    2002               2001
                                                                               ----------------   ----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 1,610,854        $ 4,238,166
    Accounts receivable - net                                                        7,796,700          7,585,725
    Inventory - net                                                                     41,437             41,111
    Value added tax receivable                                                       1,052,873          1,176,461
    Prepaid expenses and other                                                       2,897,369          1,861,570
                                                                               ----------------   ----------------
                 Total current assets                                               13,399,233         14,903,033

PROPERTY AND EQUIPMENT - net                                                        53,846,305         54,939,546

INTANGIBLE ASSETS - net                                                             27,679,995         28,700,844
OTHER ASSETS
    Debt issue costs                                                                 1,616,856          1,737,733
    Equipment lease receivables                                                      1,675,113          1,508,586
    Other                                                                            1,633,783          1,370,883
                                                                               ----------------   ----------------
                 Total other assets                                                  4,925,752          4,617,202
                                                                               ----------------   ----------------
TOTAL ASSETS                                                                      $ 99,851,285      $ 103,160,625
                                                                               ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable - current portion                                               $ 13,524,072       $ 13,707,928
    Current portion of long-term debt (payable to related party)                        99,029             99,029
    Accounts payable and accrued liabilities                                        22,294,797         19,172,978
                                                                               ----------------   ----------------
                 Total current liabilities                                          35,917,898         32,979,935

LONG-TERM LIABILITIES:
    Notes payable - long-term portion                                               11,372,019         11,528,701
    Long-term debt (payable to related parties)                                      8,288,118          8,288,118
    Accrued restructuring costs                                                        736,504            748,504
    Accrued long-term interest                                                         210,000            210,000
    Other long-term liabilities                                                        558,083            703,397
                                                                               ----------------   ----------------
                 Total long-term liabilities                                        21,164,724         21,478,720

MINORITY INTEREST IN SUBSIDIARIES                                                            -                  -
                                                                               ----------------   ----------------
                 Total liabilities                                                  57,082,622         54,458,655

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock; $0.001 par value; 100,000,000 shares authorized:
       60,019,618 and 60,061,284 shares outstanding in 2002 and 2001, respectively      60,592             60,634
    Additional paid-in capital                                                     184,136,754        184,136,712
    Accumulated deficit                                                           (141,499,535)      (135,074,437)
    Accumulated other comprehensive loss                                             1,388,921            897,130
    Treasury stock, 572,468 common shares in 2002 and 2001 at cost                  (1,318,069)        (1,318,069)
                                                                               ----------------   ----------------
                 Total stockholders' equity                                         42,768,663         48,701,970
                                                                               ----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 99,851,285      $ 103,160,625
                                                                               ================   ================


See notes to consolidated financial statements.


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------

                                                                        Three Months         Three Months
                                                                           Ended                 Ended
                                                                          March 31             March 31
                                                                            2002                 2001
                                                                      -----------------    ------------------

NET REVENUES FROM SERVICES                                                $ 10,445,263          $ 10,509,328
                                                                      -----------------    ------------------
COSTS AND EXPENSES:
     Variable cost of services                                               6,570,566             6,950,200
     Salaries, wages and benefits                                            3,767,908             6,091,755
     Selling, general and administrative                                     1,517,105             2,856,309
     Depreciation and amortization                                           4,030,393             3,906,505
     Stock option compensation expense                                               -                32,703
                                                                      -----------------    ------------------
                   Total costs and expenses                                 15,885,972            19,837,472
                                                                      -----------------    ------------------
OPERATING LOSS                                                              (5,440,709)           (9,328,144)

OTHER INCOME (EXPENSE):
     Interest income                                                           112,770               139,707
     Interest expense                                                       (1,082,744)           (1,231,403)
     Other                                                                     (96,332)               70,972
     Net gain on foreign exchange                                               94,980                44,165
                                                                      -----------------    ------------------
                   Total other expense                                        (971,326)             (976,559)
                                                                      -----------------    ------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                              (6,412,035)          (10,304,703)

PROVISION FOR INCOME TAXES                                                     (13,063)              (31,427)
                                                                      -----------------    ------------------
LOSS BEFORE MINORITY INTEREST                                               (6,425,098)          (10,336,130)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                            -             1,101,049
                                                                      -----------------    ------------------
NET LOSS                                                                  $ (6,425,098)         $ (9,235,081)
                                                                      =================    ==================
Net loss per basic and diluted common share                                    $ (0.11)              $ (0.34)
                                                                      =================    ==================
Weighted-average number of common shares:
     Basic and diluted                                                      60,046,932            27,069,000
                                                                      =================    ==================


See notes to consolidated financial statements.



CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Preferred Stock
                                                         ------------------------------------------------------------
                                                              Series "B"          Series "C"          Series "D"
                                                         -----------------  --------------------  -------------------
                                             Total        Shares    Amount    Shares     Amount    Shares     Amount
                                           -----------   --------  -------  ----------  --------  ---------  --------

BALANCE, DECEMBER 31, 2000                 58,589,045          -        -   13,620,472    13,620          -         -
Comprehensive income (loss):
    Net loss for year ended
     December 31, 2001                    (55,598,897)
    Other comprehensive income (loss)
     consisting of foreign currency
      translation adjustment                1,141,991
                                           -----------   --------  -------   ---------  --------  ---------  --------

      Total comprehensive income (loss)   (54,456,906)         -        -            -         -           -         -
Issuance of Series D shares                22,869,461                                             2,643,636   $ 2,644
Acquisition of treasury stock              (1,318,069)
Issuance of warrants on debt                   12,929
Stock-based compensation expense               54,505
Non-cash remeasurement of preferred
  stock warrants                                    -
Exercise of employee stock options              2,257
Exercise of warrants to preferred stock        64,243                        3,973,758     3,974  2,450,523     2,450
Modification of common stock warrants               -
Modification of common stock warrants               -
Exercise of common stock warrants               7,457
Issuance of common stock for equipment      2,880,556
Conversion of Series C stock into
  common stock                                      -                      (17,594,230)  (17,594)
Conversion of Series D stock into
  common stock                                      -                                            (5,094,159)   (5,094)
Conversion of promissory note to
  common stock                              1,818,082
Issuance of common stock                   18,178,410
                                           -----------   --------  -------   ---------  --------  ---------  --------
BALANCE, DECEMBER 31, 2001               $ 48,701,970          -   $    -            -    $    -          -   $     -
Comprehensive income (loss):
    Net loss for the three months
     ended March 31, 2002                  (6,425,098)
    Other comprehensive income (loss)
      consisting of foreign currency
       translation adjustment                 491,791
                                           -----------   --------  -------   ---------  --------  ---------  --------
      Total comprehensive income (loss)    (5,933,307)         -        -            -         -          -         -
Retirement of shares in connection with
  litigation settlement                             -

                                           -----------   --------  -------   ---------  --------  ---------  --------
BALANCE, MARCH 31, 2002                  $ 42,768,663          -   $    -            -    $    -          -   $     -
                                           ===========   ========  =======   =========  ========  =========  ========


See notes to consolidated financial statements.

                               (Continued On the Next Page)


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
                             (Continued From the Previous Page)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                 Accumulated
                                                Common Stock       Additional                      Other        Treasury Stock
                                           ---------------------     Paid-in      Accumulated  Comprehensive  ---------------------
                                             Shares       Amount     Capital        Deficit     Income (Loss)  Shares     Amount
                                           -----------  ----------  -----------    -----------  ------------- -------  ------------

BALANCE, DECEMBER 31, 2000                 11,921,094      11,921  127,897,441     (69,089,076)   (244,861)
Comprehensive income (loss):
    Net loss for year ended
     December 31, 2001                                                             (55,598,897)
    Other comprehensive income (loss)
     consisting of foreign currency
      translation adjustment                                                                     1,141,991
                                           -----------  ----------  -----------    -----------  -----------  --------   -----------
      Total comprehensive income (loss)             -           -            -     (55,598,897)  1,141,991
Issuance of Series D shares                                         22,866,817
Acquisition of treasury stock                (572,468)                                                        572,468  $ (1,318,069)
Issuance of warrants on debt                                            12,929
Stock-based compensation expense                                        54,505
Non-cash remeasurement of preferred
  stock warrants                                                     5,396,396      (5,396,396)
Exercise of employee stock options            103,177         103        2,154
Exercise of warrants to preferred stock                                 57,819
Modification of common stock warrants                                  626,346        (626,346)
Modification of common stock warrants                                4,363,722      (4,363,722)
Exercise of common stock warrants             745,650         746        6,711
Issuance of common stock for equipment      1,646,032       1,646    2,878,910
Conversion of Series C stock into
  common stock                             17,594,230      17,594
Conversion of Series D stock into
  common stock                              5,094,159       5,094
Conversion of promissory note to
  common stock                              2,138,920       2,139    1,815,943
Issuance of common stock                   21,390,490      21,391   18,157,019
                                           -----------  ----------  -----------    -----------  -----------  --------   -----------
BALANCE, DECEMBER 31, 2001                 60,061,284    $ 60,634 $184,136,712   $(135,074,437) $  897,130    572,468  $ (1,318,069)
Comprehensive income (loss):
    Net loss for the three months
     ended March 31, 2002                                                           (6,425,098)
    Other comprehensive income (loss)
      consisting of foreign currency
       translation adjustment                                                                      491,791
                                           -----------  ----------  -----------    -----------  -----------  --------   -----------
      Total comprehensive income (loss)             -           -            -      (6,425,098)    491,791
Retirement of shares in connection with
  litigation settlement                       (41,666)        (42)          42
                                           -----------  ----------  -----------    -----------  -----------  --------   -----------
BALANCE, MARCH 31, 2002                    60,019,618    $ 60,592 $184,136,754   $(141,499,535) $1,388,921    572,468  $ (1,318,069)
                                           ===========  ==========  ===========    ===========  ===========  ========   ===========



See notes to consolidated financial statements


CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------------

                                                                          Three Months       Three Months
                                                                             Ended               Ended
                                                                            March 31           March 31
                                                                              2002               2001
                                                                        -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (6,425,098)      $ (9,235,081)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                       4,030,393          3,906,505
           Provision for bad debts                                               117,191            332,915
           Minority interest in loss of subsidiaries                                   -         (1,101,049)
           Stock-based compensation expense                                            -             51,000
           Amortization of discount on notes payable                              13,210            211,900
           Issuance of options on Alcatel debt                                         -              6,625
           Change in assets and liabilities:
              Accounts receivable                                               (328,166)        (1,799,459)
              Inventory                                                             (326)            20,888
              Prepaid expenses and other                                        (912,210)           978,491
              Equipment lease receivables                                       (166,527)           (78,245)
              Other assets                                                      (142,023)           (69,630)
              Accounts payable and accrued liabilities                         3,506,411          2,715,625
              Accrued restructuring costs                                        (12,000)                 -
              Other long-term liabilities                                       (145,313)           410,886
                                                                        -----------------   ----------------
                   Net cash used in operating activities                        (464,458)        (3,648,629)
                                                                        -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (1,902,383)       (10,633,287)
                                                                        -----------------   ----------------
                   Net cash used in investing activities                      (1,902,383)       (10,633,287)
                                                                        -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Series "D" Preferred Stock                          -         22,937,349
     Proceeds from related party borrowings                                            -          4,230,000
     Payments on related party borrowings                                        (15,961)        (3,000,000)
     Payments on notes payable                                                  (287,787)        (5,964,000)
                                                                        -----------------   ----------------
                   Net cash provided by (used in) financing activities          (303,748)        18,203,349
                                                                        -----------------   ----------------

EFFECT OF EXCHANGE RATES ON CASH                                                  43,277            (16,689)
                                                                        -----------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,627,312)         3,904,744

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,238,166          4,193,170
                                                                        -----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,610,854        $ 8,097,914
                                                                        =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the quarter for interest                                 $ 221,028          $ 507,910
                                                                        =================   ================
     Cash paid during the quarter for income taxes (including prepaid)          $ 18,027           $ 35,466
                                                                        =================   ================

See notes to consolidated financial statements.

CONVERGENCE COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)


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

         At March 31, 2002, the Company's current liabilities exceeded current assets by $22.5 million. Since its inception, the Company has sustained net losses and negative cash flow, due primarily to amortization of intangible assets relating to acquisitions, interest expense on debt relating to acquisitions, start-up costs, legal and professional expenses, and charges for depreciation and other costs relating to acquisition and the development of its business. The Company expects to continue to experience negative cash flow through 2002, and may continue to do so thereafter while it develops and expands its business, even if individual markets of the Company become profitable. As described in more detail below, in April and May 2002, the Company received a total of $4 million from a drawdown on a $4 million related party revolving credit facility.

         As of March 31, 2002, the Company continues to be out of compliance with the operating covenants of the Alcatel equipment financing facility and had not received a waiver of such noncompliance from the lender. As a result, the company is unable to draw upon its facility until it meets those covenants, and Alcatel has the right to accelerate the maturity of the outstanding debt. The outstanding balance under the Alcatel facility of $7,591,555 has been classified as a current liability in the accompanying consolidated balance sheets.

         The Company intends to meet its operational and capital expenditure requirements during 2002 from a combination of:

     o Additional draw downs on the related party revolving credit facility described in Note 7 below

     o    Extending or modifying repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Control of operating expense growth

     o The sale of its equity securities and of selected operations and assets

2.       Recently Adopted Accounting Standards

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives of all acquired intangible assets and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed an assessment of useful lives and concluded that no adjustments to the amortization periods of intangible assets were necessary.

         SFAS No. 142 provides for a six-month transitional period for the Company to perform an initial assessment of whether there is an indication that goodwill is impaired. The Company expects to complete that analysis by June 30, 2002, as required. SFAS No. 142 also requires goodwill to be tested for impairment annually and if certain events occur.

         The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the three months ended March 31, 2002. The carrying amount of goodwill for the three months ended March 31, 2002 was $10.1 million. If SFAS No. 142 had been adopted at the beginning of the quarter ended March 31, 2001, the pro-forma net loss without goodwill amortization would have been $9 million.

         The amortization expense on intangible assets, other than goodwill will total approximately $1 million for each of the next five years. At March 31, 2002, the Company had the following intangible assets, other than goodwill and related accumulated amortization recorded:

                                   Subscriber         Franchise        License
                                   Rights            Rights            Rights
                               ---------------     ------------      -----------
Gross intangible            $      25,007,000   $    2,300,000    $     857,000
Accumulated amortization         (10,296,000)        (241,000)         (75,000)
                               ---------------     ------------      -----------
Net intangible              $      14,711,000   $    2,059,000    $     782,000
                               ===============     ============      ===========

3.       Principles of Consolidation

         The consolidated financial statements include the accounts of Convergence Communications, Inc., all wholly owned and controlled subsidiaries including its 49% voting interest in International Van, S. A. de C.V. ("Intervan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

4.       Net Loss per Common Share and Common Share Equivalent

         Net loss per common share and common share equivalent amounts are computed by both the basic method, which uses the weighted average number of common shares and the common stock equivalents on a voting basis for the Series B (which was converted to common stock in August 2000) and Series C and D preferred stock outstanding (which was converted to common stock in September
2001), and the diluted method, which includes the dilutive common shares from stock options and warrants, as calculated using the treasury stock method. At March 31, 2002 and 2001, all outstanding options and warrants were anti-dilutive due to the losses of the Company.

5.       Use of Estimates in Preparing Financial Statements

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

6.       Operating Segment Information

         The Company makes key financial decisions based on certain operating results of our subsidiaries and revenue types. The Company's operating segment information is as follows for the three months ended March 31, 2002 and 2001:



                                                                 Central
2002                          Mexico         Venezuela           America          Corporate          Totals
----------------------     -------------    -------------     --------------    --------------    -------------

Revenue:
-        Data          $      4,677,064  $             -   $      2,302,784  $              -  $     6,979,848
-        CATV                         -                -            208,965                 -          208,965
-        Other                1,569,160                -          1,687,290                 -        3,256,450
Operating loss               (2,376,099)        (458,823)        (1,010,297)       (1,595,490)      (5,440,709)

                                                                 Central
2001                          Mexico         Venezuela           America          Corporate          Totals
----------------------     -------------    -------------     --------------    --------------    -------------
Revenue:
-        Data          $      3,513,812  $       330,668   $      1,115,862  $              -  $     4,960,342
-        CATV                         -                -          1,836,354                 -        1,836,354
-        Other                1,351,247           18,617          2,342,768                 -        3,712,632
Operating loss               (3,272,123)      (1,022,827)        (2,533,688)       (2,499,506)      (9,328,144)


7.       Subsequent Events

         April 2002 Revolving Credit Facility - In April 2002, the Company entered into a series of agreements relating to a commitment by Internexus S.C.A. to provide the Company's wholly owned subsidiary, Latin American Broadband, Inc., with up to $4,000,000 under a revolving credit agreement. Internexus S.C.A. is an affiliate and successor in interest to Norberto Priu, one of the Company's principal shareholders. The Company received an advance of $2,000,000 under the credit agreement at the closing and the other $2,000,000 in May 2002. The amounts advanced under the agreement accrue interest at 25% per annum and are collateralized by a pledge of the Company's common shares owned by four of its largest shareholders. If the Company defaults on its obligations under the Internexus credit agreement, and Internexus enforces its rights under the stock pledges, Internexus would obtain control of a majority of the outstanding voting shares of the Company and would have the ability, among other things, to elect the board of directors and effect fundamental corporate transactions.

         The maturity date for the facility is the earliest to occur of (i) July 9, 2002, (ii) a change of control (iii) a liquidation, winding up or dissolution or the sale of all or substantially all of the Company's assets, or (iv) the issuance of equity securities to a third party. Additionally, at the maturity date, the Company shall pay to the lender an amount equal to the greater of (A) the amounts then outstanding hereunder, together with interest thereon, or (B) an amount equal to two hundred percent (200%) of the committed amount under certain circumstances, including if the amounts advanced under the facility are repaid as a result of a change of control, liquidation event or equity invested from a third party that occurs after September 30, 2002 for a transaction entered into on or before July 9, 2002. The Company also engaged an investment banker in May 2002 for the purpose of identifying strategic and/or funding alternatives for the Company.

         In connection with the execution of the April 2002 facility, the Company entered into two additional transactions. The first transaction involved the replacement of two notes totaling $7,000,000 previously delivered by one of the Company's Venezuelan subsidiaries in favor of Telematica EDC, C.A. The replacement note, which was delivered by the Company, is also in the principal amount of $7,000,000, accrues interest at 3% per annum, and is due, along with accrued interest, in a balloon payment on March 15, 2015.

         The second transaction involved the execution of a settlement agreement with the FondElec Group, Inc., an affiliate of one of the Company's shareholders ("FondElec Group"). In connection with the settlement, the Company (i) cancelled a $2,750,000 promissory note payable to the Company by an affiliate of the FondElec Group; (ii) wrote off $420,000 in related FondElec Group assets; and
(iii) was released of a $1,864,118 recorded obligation payable to the FondElec Group. Additionally, the Company agreed to pay the FondElec Group $200,000 on the 60th day following repayment in full of amounts due under the Internexus revolving credit agreement and each party executed mutual releases for any and all claims.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis relates to our financial condition and results of operations for the three-month periods ended March 31, 2002 and 2001. This information should be read in conjunction with our consolidated financial statements and the notes related thereto appearing elsewhere in this report.

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

B.       MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to the three months ended March 31, 2001:

         Revenues. Our revenues for the three months ended March 31, 2002 totaled $10.4 million, or about the same compared with the same period in 2001. The following table shows our revenues (in thousands) by region for the first three months of 2002 and 2001:

      TOTAL REVENUES
      (in thousands)                            2002             2001
                                              ----------       ----------
      Mexico (Intervan)                    $      6,246     $      4,865
      Central America                             4,199            5,295
      Venezuela                                       -              349
                                              ----------       ----------
           Consolidated total              $     10,445     $     10,509
                                              ==========       ==========

         Our 2002 first quarter revenue compared to 2001 first quarter revenue was impacted significantly by the reduction of $2.0 million in quarterly revenue from the June 2001 sale of a portion of our El Salvadoran operations. The $2.0 million decrease was offset by significant growth of our operations in Mexico (Intervan) and our remaining Central America operations. Intervan directly contributed $1.4 million to offset the El Salvador revenue decrease, consisting of an increase of $1.2 million in high-speed data revenue with the remainder consisting of other revenue.

         Variable Cost of Services. Variable cost of services consists primarily of high-speed data bandwidth, telephony and cable programming charges. The cost of these services totaled $6.6 million for the three months ended March 31, 2002, a decrease of $0.4 million over the same period in 2001. The June 2001 sale of our El Salvadoran operations contributed $0.8 million of this decrease. This activity demonstrates the increase in our operational profitability as revenues continue to increase at a higher rate than our variable cost of services.

         Salaries, Wages and Benefits. Our salaries, wages and benefits totaled $3.8 million for the three months ended March 31, 2002, a decrease of $2.3 million over the same period in 2001. We maintained a total of 395 employees at March 31, 2002, which compares with 795 employees at March 31, 2001. This significant decrease in salaries, wages and benefits, along with employee headcount, is primarily a result of the 255 employees we terminated in connection with our business restructuring discussed below in Liquidity and Capital Resources and the 123 employees associated with the El Salvador operations sold in June 2001.

         Selling, General and Administrative Expenses. We incurred SG&A expenses of $1.5 million during the three months ended March 31, 2002, a decrease of $1.3 million compared to the same period in 2001. The decrease in SG&A expenses reflects the impact of management's cost reduction program and business restructuring.

         Depreciation and Amortization. Our depreciation and amortization expense totaled $4.0 million during the three months ended March 31, 2002 versus $3.9 million during the same period in 2001. The minimal increase reflects the sale of fixed assets in El Salvador and asset impairment reserves recorded on Venezuela intangibles and fixed assets as of June 30, 2001.

         Interest Income and Interest Expense. Our interest income decreased $26,937 for a total of $112,770 during the three months ended March 31, 2002 due to a lower average cash investment balance during the period. Interest expense over the same period decreased $148,659 due primarily to lower average interest rate recorded on our indebtedness during the three months ended March 31, 2002, which was approximately 8%, compared to approximately 10.75% as of March 31, 2001.

         Net Loss. We incurred a net loss attributable to common shareholders of $6.4 million in the three months ended March 31, 2002, a decrease of $2.8 million compared to the same period in 2001. The principal reasons for the decrease were:

     o $2.3 million decrease in salary and benefits expense attributable primarily to the employee headcount reduction.

     o $1.3 million decrease in selling, general and administrative expense due to cost reductions and restructuring charges.

     o $0.4 million decrease in variable cost of services related to the El Salvador operations sale and increase in operational profitability.

     o The above decreases were offset by a $0.1 million increase in depreciation and amortization and a $1.1 million increase relating to the 2001 minority interest in loss of subsidiary generated from our former interests in El Salvador, which were sold in June 2001.

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

         We will continue to make significant capital expenditures in the next several years in connection with building our networks, the further development of our operations in Mexico and Central America, and new customer accounts (for which we install our equipment on customer premises). We intend to meet our capital requirements during 2002 from a combination of the following:

     o Additional draw downs on the related party revolving credit facility described in Note 7 above

     o    Extending or modifying repayment terms on seller notes

     o    Reductions in capital expenditures

     o    Control of operating expense growth

     o The sale of its equity securities and of selected operations and assets

         We anticipate that we will require a minimum of $3.6 million during the remainder of 2002 for capital expenditures related to the expansion of our existing telecommunications business, and that we will require significant amounts thereafter.

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

         In connection with a restructuring plan to exit certain non-strategic market regions and to streamline the Company's cost structure in both foreign and corporate operations, the Company recorded a pre-tax charge of $21,869,264 for the year ended December 31, 2001, which included restructuring costs of $5,810,583 and asset write-downs of $16,058,681.

         For the year ended December 31, 2001, restructuring costs related to involuntary employee separations of $3,660,653 for approximately 255 employees and facility reduction costs of $2,149,930. The employee separation costs impacted the Company's management employees in corporate operations and Venezuela, and also impacted all geographic locations of the Company. As of March 31, 2002, all of the 255 employee separations were completed.

         The following table displays the status of the restructuring reserve at March 31, 2002:

                              12-31-01          Cash Charges          3-31-02
 Type of Cost                 Reserve                                 Reserve
 -----------------------    -------------       -------------      -------------
 Restructuring costs:
 Employee separations    $       963,412     $       232,462    $        730,950
 Facility reductions           1,828,941             665,055           1,163,886
                            -------------       -------------      -------------
 Total                   $     2,792,353     $       897,517    $      1,894,836
                            =============       =============      =============

         During the three months ended March 31, 2002, our operating activities used $0.5 million, compared with $3.6 million during the same period in 2001. Our investing activities used $1.9 million in the three months ended March 31, 2002, compared with using $10.6 million during the same period in 2001. Financing activities, principally the issuance of Series D Preferred Stock in February 2001, provided $18.2 million in net cash flow during the three months ended March 31, 2001.

         As of March 31, 2002, we had current assets of $13.4 million, compared to $14.9 million as of December 31, 2001, for a decrease of $1.5 million. The decrease in current assets was primarily due to a $2.6 million decrease in cash offset by a $1.0 increase in prepaid expenses and other current assets.

         The cash flow generated by our foreign operations will not be sufficient to cover our planned operational growth in the next fiscal year. Our ability to execute our business plan will be dependent on our efforts to obtain additional sources of funds to finance our business plan (see Item 5 below).

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

E.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates. Our market risks arise from our operations, not from any trading activities in derivatives. We seek to minimize these risks through our regular operating and financing activities.

Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, where we conduct business with more than one currency. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges, which are expected to exist within our operations. Management continues to monitor foreign currency risk to determine if any actions would be warranted to reduce such risk. Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to translation risk.

Exposure to Interest Rates. All of our debt, with the exception of the Alcatel debt is based on fixed interest rates. Our Alcatel debt requires quarterly interest payments at LIBOR plus 4.5% with quarterly principal payments beginning in September 2002 with the final payment maturing in January 2007.


PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


         See the section entitled "Legal Proceedings" in our report on Form 10-K for the year ended December 31, 2001.

ITEM 2.       CHANGES IN SECURITIES


         In October 2001, the Company was granted all of the Company's motions and disposed of the last substantive issue in a case brought in federal court in California in March 2000. The Company subsequently made a motion to recover its costs and expenses in the matter, and, in February 2002, the parties negotiated a settlement, which included the return of the common stock the Company issued to the plaintiff in 1997 totaling 41,666 shares. These shares were subsequently cancelled. See the section entitled "Legal Proceedings" in our report on Form 10-K for the year ended December 31, 2001 for a more detailed description of the settlement.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES


         See the section entitled "Item 5 - Other Information" in our report on Form 10-QSB for the quarter ended March 31, 2001 and the section entitled "Management's Discussion and Analysis - Liquidity and Capital Resources" in our report on Form 10-K for the year ended December 31, 2001.

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS


                                      None.

ITEM 5.       OTHER INFORMATION


         April 2002 Transactions. In April 2002, we entered into a series of agreements relating to a commitment by Internexus S.C.A ("Internexus") to provide our wholly owned subsidiary, Latin American Broadband, Inc., with up to $4 million under a revolving credit agreement. Internexus is an affiliate of, and successor to, in interest to Norberto Priu, one of our principal shareholders. See "Our Principal Stockholders," below. We received an advance of $2 million under the credit agreement at the closing and the other $2,000,000 in May 2002. The amounts advanced under the agreement accrue interest at 25% per annum and are collateralized by a pledge of our common shares owned by four of our largest shareholders. If we default on our obligations under the Internexus credit agreement, and Internexus enforces its rights under the stock pledges, Internexus would obtain control of a majority of our outstanding voting power and would have the ability, among other things, to elect our board of directors and effect fundamental corporate transactions.

         The maturity date for the facility is the earliest to occur of (i) July 9, 2002, (ii) a change of control (iii) a liquidation, winding up or dissolution or the sale of all or substantially all of our assets, or (iv) the issuance of equity securities to a third party. Additionally, at the maturity date, we agreed to pay the lender an amount equal to the greater of (A) the amounts then outstanding hereunder, together with interest thereon, or (B) an amount equal to two hundred percent (200%) of the committed amount under certain circumstances, including if the amounts advanced under the facility are repaid as a result of a change of control, liquidation event or equity investment from a third party that occurs after September 30, 2002 for a transaction entered into on or before July 9, 2002. We also engaged an investment banker in May 2002 for the purpose of identifying strategic and/or funding alternatives for us.

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

        The second transaction involved the execution of a settlement agreement between us and the FondElec Group, Inc., an affiliate of one of our shareholders ("FondElec Group"), where each party dismissed its claims with prejudice against the other party. In connection with the settlement, we (i) cancelled a $2,750,000 promissory note payable to us by an affiliate of the FondElec Group;
(ii) wrote off 420,000 in related FondElec Group assets; and (iii) were released of a $1,864,118 recorded obligation payable to the FondElec Group. Additionally, we agreed to pay the FondElec Group $200,000 on the 60th day following repayment in full of amounts due under the Internexus revolving credit agreement and each party executed mutual releases for any and all claims. As a result of the above settlement, we recorded a $1,505,882 arbitration settlement expense during the year ended December 31, 2001.

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

                                   CONVERGENCE COMMUNICATIONS, INC.


Date:  May 15, 2001                BY       /s/ GARY BARLOW
                                            ------------------------------------
                                            Gary Barlow
                                            Chief Accounting Officer